Form 10QSB
period 1996-03-31
COUNTRY WORLD CASINOS INC
filed 1996-08-29
CIK 713443

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark 1)    X     Quarterly Report Under Section 13 or 15(d) of The Securities
           ---    Exchange Act of 1934

                  For the quarterly period ended       March 31, 1996
                                                 ---------------------------


                  Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 (No Fee Required) for the Transition Period from ________ to ________

                         Commission file number 0-22450

                           COUNTRY WORLD CASINOS, INC.
                           ---------------------------
                 (Name of Small Business Issuer in its Charter)

              Nevada                                        13-3140389
              ------                                        ----------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

        4155 E. Jewell Avenue
        Suite 1000
        Denver, Colorado                                       80222
      ---------------------------------------                 --------
      (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (303) 639-5001

                    3200 Cherry Creek South Drive, Suite 450,
                             Denver, Colorado 80202
                  ---------------------------------------------
                 (Former name, former address and formal fiscal
                       year, if changed since last report)

         Check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS.
Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

The Registrant had 10,836,187 shares of its common stock outstanding as of August 23, 1996.

Transitorial Small Business Disclosure Format (Check one):  Yes      No   X
                                                               -----    -----

                           COUNTRY WORLD CASINOS, INC.




                                      Index


                                                                     Page
                                                                     ----

Part I - FINANCIAL INFORMATION

         Item 1.  Financial Statements                                 3

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Plan of Operation            3

Part II -   OTHER INFORMATION

         Item 1.  Legal Proceedings                                    6

         Item 3.  Defaults Upon Senior Securities                      6

SIGNATURES                                                             7

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

     Financial Statements are attached as pages F-1 through F-18.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.

     Country World Casinos, Inc., the Registrant (the "Company" or "Country World") was incorporated on November 9, 1982 under the name, Innovative Medical Technology, Inc. The Company was organized to engage in the medical industry. The Company effected a public offering in 1983. The Company was essentially inactive until 1990 when it undertook the manufacturing of monolithic composite panels for use in the construction of semi-truck trailers, shipping containers and industrial buildings. The Company discontinued this business in September 1992.

     In 1993, the Company changed the focus of its planned business operations to the construction of a large, full service, first-class casino in Black Hawk, Colorado. In August, 1993, the Company completed the acquisition from New Allied Development Corporation and its subsidiaries, Tommyknocker Casino Corp. (collectively "NADC") of certain real property located in Black Hawk, Colorado known as Mill Sites 12 and 13, and the Smith Lode Mining Claim, U.S. Survey No. 502 (the "Property").

     Since the Company's purchase of the Property in August 1993, the Company's activities have focused on obtaining the necessary financing and making preparations for construction of the casino on the Property. The Company has been able to obtain sufficient financing to make significant preparation for construction of the casino, but sufficient financing has not been obtained to commence construction of this project. The Company's efforts have included the completion of an extensive excavation project consisting of the removal of approximately 60,000 cubic yards of rock and dirt, preparation of working drawings for the foundation of the project, design of the interior casino and entertainment areas of the project, work with the Colorado Department of Transportation for the redesign of Highway 119, the main access road to the Property, and work with the Black Hawk-Central City Sanitation District for a sewer tap and with the City of Black Hawk's Water District to provide a water tap to the Property. Although these efforts have not been completed, the Company believes that, if financing were obtainable, it should be in a position to construct an entertainment and gaming facility on the Property.

     In the fiscal year ended June 30,1995, the Company borrowed $1,000,000 from Holly Products, Inc. ("Holly"). On April 20, 1995, the Company issued 5,000,000 shares of its common stock to Holly in exchange for the cancellation of the $1,000,000 indebtedness, plus interest. The Company also agreed to grant Holly the right to purchase up to an additional 20,000,000 shares of common stock at $.20 per share (a total of $4,000,000) if such funding was provided within a reasonable time and progress continued to be made concerning financing for the casino project. The Company and Holly agreed that Holly would provide $250,000 to the Company by no later than June 30, 1995, for which the Company would issue 1,250,000 shares of its common stock. Holly did not provide the $250,000 to the Company by June 30, 1995; however, subsequent to the advancement of the $1,000,000 referred to above, Holly has provided financing of approximately $100,000 to the Company through March 31, 1996.

     The Company is in need of substantial, additional financing in order to complete construction and to commence operation of the casino. There can be no assurance that the Company will be able to obtain the necessary financing. In addition, the Company's ability to operate the casino will be dependent upon substantial other conditions, including the obtaining of licenses and compliance with governmental regulations, grading and construction of the casino, obtaining the necessary permits and approvals from the City of Black Hawk and other regulatory bodies, procuring gaming equipment on satisfactory terms, and accomplishing these objectives in a timely manner. It will be extremely difficult for the Company to accomplish these objectives in order to commence operations of the casino in the current fiscal year.

     During the fiscal year ended June 30, 1995, the Company's disagreements with New Allied intensified. As a result of NADC's unwillingness to cooperate with the Company, NADC's failure to secure a release of the $475,000 first deed of trust on the Property, NADC's misrepresentations to the Company and subsequent legal problems involving NADC, the Company instituted litigation against NADC.

     NADC commenced foreclosure proceedings involving the Property. Due to the pendency of these proceedings, on October 12, 1995, the Company filed a Voluntary Petition Under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, District of Colorado (Case No. 95 20563 RJB). As a result, all creditors of the Company are stayed from commencing or continuing any action or enforcing any judgment or lien against the Company or property of the Company, except as otherwise authorized pursuant to Title 11 U.S.C. 362(b). Relief may be sought by the filing of a complaint in the Bankruptcy Court, pursuant to Title 11 U.S.C. 362(d). At present, the effects of the bankruptcy proceeding on the long term outlook for the Company, and the ability of the Company to resolve disputes with NADC and to commence development of the Property, are unclear.

     In March 1996 the Bankruptcy Court granted the Company's motion to approve $5 million in financing, which financing was obtained on May 31, 1996. The $5 million financing was obtained from a group of lenders led by Kennedy Funding, Inc. and Anglo-American Financial as agent ("Kennedy"). The lending group included Norlar, Inc. Norlar, Inc. is a closely-held corporation beneficially owned by Larry Berman and his wife. Mr. Berman is a director of the Company, and an officer, director and principal shareholder of Holly.

     In connection with this financing, the Company made a Promissory Note effective May 20, 1996 payable to Kennedy in the principal amount of $5 million with interest payable at the rate of 15% per annum until May 19, 1997 (the "First Year Interest Obligation") and at a rate of 24% per annum thereafter. Payments of principal and interest are payable as follows: (a) the First Year Interest Obligation was prepaid at closing; (b) commencing on May 19, 1997 and for each month thereafter, the Company is to make interest only payments, in advance, in the amount of 2% of the then existing principal balance due under the Note; and (c) the entire outstanding principal balance, together with all accrued and unpaid interest, if not previously paid, shall be finally due and payable on May 19, 1999. The holder of the Note may accelerate the due date for the entire balance of principal, interest and other sums due upon maturity in the event of default under the Note. The default rate of interest is 24% during the first loan year and 36% thereafter. The Note is secured by a first deed of trust on the Property, and any buildings, fixtures and any materials which are now or may hereafter be located on the Property. The Note has been guaranteed by Holly. In addition, Holly and the Company have entered into an environmental indemnity agreement with Kennedy pursuant to which they will defend and hold harmless the co-lenders from any environmental claims.

     The Company received net proceeds of approximately $2,850,500 after payment of loan commitment fees, loan servicing fees and points to Kennedy of approximately $812,000 (of which $235,000 was received by Norlar, Inc.), the First Year Interest Obligation of $750,000 (of which $352,500 was received by Norlar, Inc.) and $610,000 for release of the prior first deed of trust on the Property. The holder of that deed of trust was the holder of a note which had not been paid by NADC.

     Pursuant to the Order of the Bankruptcy Court, the Company will receive a credit for the amount paid to the holder of the note from NADC as a direct offset against the Note made by the Company to NADC. The note from the Company to NADC was secured by a second deed of trust against the Property. The net proceeds received by the Company from the loan closing have been paid into an interest bearing account pending further order of the Bankruptcy Court. The Company and NADC have a dispute as to the payoff balance on the note due to NADC by the Company. NADC claims that it is owed $3,357,370. The Company believes that NADC is entitled to $1,567,026 of this amount, and disputes the remaining

$1,790,344. A claims hearing will be held by the Bankruptcy Court to determine the amount to be paid to NADC, and the note to NADC will be cancelled.

     Gaming  has  become  increasingly   popular  in  the  United  States,  with
substantial new operations commenced in various locales throughout the United States since 1990. The first full year of gaming operations in Colorado was
1992. However, because of the increased popularity of gaming and the proliferation of gaming establishments throughout the United States, competition for funds for new operations is intense. The Company is exploring potential financing alternatives, including equity offerings, borrowings, joint ventures, etc. It is presently unknown whether the Company will be able to complete its casino plans and commence operations. The Company has incurred substantial net losses, and has a working capital deficiency of approximately $4,400,861 at March 31, 1996. Insofar as the Company has not completed its casino facility, it has received no revenues from operations from these planned business activities. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ability to continue in existence is dependent upon its ability to obtain additional long-term financing, achieve profitable operations and to finalize a plan satisfactory to interested parties in the bankruptcy proceeding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset or liability amounts which might be necessary should the Company be unable to continue in existence.

     During the nine months ended March 31, 1996, the Company had no revenues and costs and expenses of $300,371. The Company's loss was $112,855 or $.02 per share, after a prior period adjustment of $187,500. The Company remains in the development stage and has incurred a loss since inception of $2,955,869. The ability of the Company to achieve revenues in the future will be dependent upon realization of its plans to develop a gaming and entertainment facility on the Property.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     I. The Company is the plaintiff and a counterclaim defendant in a lawsuit pending in Denver, Colorado District Court, Case No. 95CV2310, entitled Country World Casinos, Inc., a Nevada corporation, Plaintiff, v. Tommyknocker Casino Corp., a Colorado corporation and New Allied Development Corporation, a Colorado corporation, Defendants, v. Country World Casinos, Inc., a Nevada Corporation, Holly Products, Inc., a New Jersey corporation, Ronald G. Nathan, Sal Lauria, Roger D. Leclerc, William H. Patrowicz and David Singer, Counterclaim Defendants. This action has been stayed due to the filing of the Company's Petition in Bankruptcy in the United States Bankruptcy Court for the District of Colorado on October 12, 1995, Case No. 95-20563RJB which is currently pending. The District Court litigation and the bankruptcy petition arise as a result of disputes with New Allied Development Corporation and its subsidiary, Tommyknocker Casino Corp. (collectively "NADC"). NADC had previously attempted to foreclose on the Company's Black Hawk, Colorado property. NADC holds a note from the Company, which is secured by a second deed of trust on the property. As with the Denver, Colorado district court litigation, the foreclosure action was automatically stayed under the bankruptcy laws due to the filing of the petition in bankruptcy by the Company.

     As discussed in "Management's Discussion and Analysis of Financial Condition or Plan of Operation" in this Report, the Company obtained $5,000,000 in financing which is secured by First Deed of Trust on the Company's Black Hawk, Colorado property. Pursuant to order of the Bankruptcy Court, NADC's security interest has been cancelled. The payoff balance on the note due to NADC is in dispute and a claims hearing will be held by the Bankruptcy Court to determine the amount to be paid to NADC.

     The Company has filed a Plan of Reorganization and a Disclosure Statement for the Plan of Reorganization with the Bankruptcy Court. The hearing will be conducted before the Bankruptcy Court to consider the adequacy of the Disclosure Statement on September 10, 1996.

     In the fiscal year ended June 30, 1994, the Company was informed by the Securities and Exchange Commission (the "SEC") that the SEC had instituted a formal order of investigation concerning the possibility of violations of the federal securities laws by the Company. In August 1996, the Company was advised that the investigation had been terminated and that, at this time, no enforcement action has been recommended by the staff of the SEC.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     See discussion above regarding the note from the Company to NADC.

                                   SIGNATURES

     In accordance with the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           COUNTRY WORLD CASINOS, INC.


Dated:  August 27, 1996                    By:  /S/  ROGER D. LECLERC
                                                -------------------------------
                                                Roger D. Leclerc, President
                                                and Chief Financial Officer

                           COUNTRY WORLD CASINOS, INC.

                              Financial Statements
                                 March 31, 1996

                           COUNTRY WORLD CASINOS, INC.


                                Table of Contents


                                                                    Page
                                                                    ----

Financial Statements:

     Accountants Report .......................................      F-1

     Balance Sheet.............................................      F-2

     Statements of Operations..................................      F-3

     Statements of Stockholders' Equity........................      F-4

     Statements of Cash Flows..................................      F-7

     Notes to Financial Statements..............................     F-8

To the Board of Directors and Stockholders
Country World Casinos, Inc.
Denver, CO


I have compiled the accompanying balance sheet of Country World Casinos, Inc. (a development stage company) as of March 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the nine months then ended in accordance with Statements on Standards for Accounting and Review issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. I have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on it.

The accompanying statements have been prepared assuming that the Company will continue as a going concern. The ability of the Company to continue as a going concern depends on the Company's ability to obtain additional long-term debt and/or equity financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying financial statements have been prepared assuming that Country World Casinos, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has filed for Bankruptcy under Chapter 11, is in the development stage, and has suffered recurring losses from operations and has a working capital deficiency of $4,400,861 that raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note 2. The financial statements do not include any adjustments that might result from this uncertainty.



Gene Fuehrer & Associates
Certified Public Accountant

August 6, 1996
Englewood, CO

                           COUNTRY WORLD CASINOS, INC.
                          (A Development Stage Company)

                                  Balance Sheet
                                  -------------
                                                               March 31,
                                                                 1996
                                                              ----------
                                                              (Unaudited)
                                     Assets
Current assets:
      Cash                                                    $     4,169
      Accounts Receivable                                          12,661
                                                              -----------
                                                                   16,830
Property and Equipment (Notes 3 and 4)
      Land                                                      7,475,475
      Casino under development                                  3,516,433
      Furniture and equipment                                      34,659
                                                              -----------
                                                               11,026,567
            Less accumulated depreciation                         (10,181)
                                                              -----------
                                                               11,016,386
                                                              -----------
Other assets
      Deposits and other                                            4,243
                                                              -----------
Total assets                                                  $11,037,459
                                                              ===========

                      Liabilities and Stockholders' Equity

Current liabilities:
      Current maturities of long-term debt
       (Notes 3 and 4)                                        $ 3,387,865
      Accounts payable                                            539,182
      Advances - stockholders                                      93,035
      Accrued interest                                            315,762
      Other accrued expenses                                       81,847
                                                              -----------
                  Total current liabilities                     4,417,691
                                                              -----------

Commitments and contingency (Notes 3, 7 and 8)

Stockholders' equity (Notes 2, 3 and 5)
      Preferred stock, $.001 par value, 25,000,000
         shares authorized
        Convertible Preferred, 2,250,000 shares
         issued and outstanding (Liquidation
         preference $7,492,500)                                     2,250
      Common stock, $.001 par value, 50,000,000
         shares authorized, 10,836,187 issued
         and outstanding                                           10,836
      Additional paid-in capital                                9,562,551
      Deficit accumulated during the development stage         (2,955,869)
                                                              -----------
                        Total stockholders' equity              6,687,580
                                                              -----------
Total liabilities and stockholders' equity                    $11,037,459
                                                              ===========

                        See notes to financial statements
                                       F-2

                                              COUNTRY WORLD CASINOS, INC.
                                             (A Development Stage Company)

                                                Statement of Operations
                                                -----------------------

                                                                                For the Period
                                                                           From November 9, 1982
                                                                             (Date of Inception)
                                                 For Nine Months Ended             Through
                                                     March 31, 1996             March 31, 1996
                                                     --------------             --------------

Costs and expenses
  Research and development costs                        $         -               $   122,000
  Bad debt expense                                                -                   175,000
  General and administrative expenses                       296,691                 2,859,132
  Depreciation expense                                        3,680                    10,182
                                                        -----------               -----------
           Total                                        $   300,371                $3,166,314
                                                        -----------                ----------

Other income (expense)
  Other income                                                    -                    45,727
  Interest income                                                16                    60,066
  Gain on forgiveness of debt                                     -                    17,152
  Forfeited deposit (Note 3)                                      -                  (100,000)
                                                        -----------                ----------
           Total                                                 16                $   22,945
                                                        -----------                ----------

Loss from continuing operations                            (300,355)               (3,143,369)
Prior period adjustment                                     187,500                   187,500

Discontinued operations (Note 7)
  Gain on disposal of subsidiaries                                -                   389,286
  (Loss) from discontinued operations                             -                  (389,286)
                                                        -----------                ----------

Net (loss) income                                       $  (112,855)              $(2,955,869)
                                                        ===========               ===========

Net (loss) income per share                             $      (.02)              $      (.44)
                                                        ============              ===========

Weighted average number of shares
(Note 5)                                                  6,694,097                 6,694,097
                                                        ===========               ===========







                                             See notes to financial statements
                                                            F-3

                                                        COUNTRY WORLD CASINOS, INC.
                                                       (A Development Stage Company)

                                                     Statement of Stockholder's Equity
                                       From November 9, 1982 (Date of Inception) Through March 31, 1996


                                                          Common Stock                                      Deficit
                                              ---------------------------------------                     Accumulated
                            Preferred Stock                            Subscribed          Additional      During the
                           -----------------                         ----------------       Paid-In       Development
                           Shares    Amount    Shares      Amount      Shares    Amount      Capital         Stage        Total
                           ------    ------    ------      ------      ------    ------      -------         -----        -----

November 9, 1982
(date of inception)        -        $  -           -      $    -        -     $  -     $       -        $   -       $        -

Issuance of shares
  for cash                   -           -     104,000         520        -        -         1,005            -            1,525

Issuance of common
  stock to the public        -           -      51,600         258        -        -       644,742            -          645,000

Deferred offering
  costs                      -           -           -           -        -        -      (115,690)           -         (115,690)

Cancellation of
  common stock               -           -      (28,000)      (140)       -        -           140            -                -

Issuance of shares
  for services               -           -     3,000,000    15,000        -        -             -            -           15,000

Issuance of common
  stock at a discount        -           -    46,872,400   234,362        -        -      (214,362)           -           20,000

Capital contribution         -           -             -         -        -        -         2,850            -            2,850

Net loss for the
  period from November 9,
  1982 (date of
  inception) through
  June 30, 1992              -           -             -          -       -        -             -      (221,169)        (221,169)
                        -------    -------   -----------   --------  ------    -----     ---------      --------         --------

Balance - June 30, 1992      -           -    50,000,000    250,000       -        -       318,685      (221,169)         347,516

Issuance of common stock
  at a discount
  for services (Note 5)      -           -    25,000,000    125,000       -        -     (112,500)             -           12,500

Net loss for year
  ended June 30, 1993        -           -             -          -       -        -             -      (373,401)        (373,401)

                        -------    -------   -----------  ----------  ------   -----     ---------      --------         --------


Balance - June 30, 1993      -           -    75,000,000     375,000       -       -       206,185      (594,570)         (13,385)

Reverse stock split
  1:35 (Note 5)              -           -  (72,857,142)    (364,285)      -       -       364,285             -                -

Change in par value
  from $.005 to
  $.001 (Note 5)             -           -            -       (8,572)      -       -         8,572             -                -

Issuance of stock
  for cash (Note 5)          -           -      600,000          600       -       -       599,400             -          600,000

Issuance of stock
  for cash (Note 5)          -           -    1,500,000        1,500       -       -     1,498,500             -        1,500,000


Continued on next page.


                                                       See Notes to financial statements.
                                                                      F-4


                                                            COUNTRY WORLD CASINOS, INC.
                                                           (A Development Stage Company)

                                                         Statement of Stockholder's Equity
                                           From November 9, 1982 (Date of Inception) Through March 31, 1996
Continued from previous page.

                                                          Common Stock                                      Deficit
                                              ---------------------------------------                     Accumulated
                            Preferred Stock                            Subscribed          Additional      During the
                           -----------------                         ----------------       Paid-In       Development
                           Shares    Amount    Shares      Amount      Shares    Amount      Capital         Stage        Total
                           ------    ------    ------      ------      ------    ------      -------         -----        -----

Issuance of Convertible
  Preferred Stock for
  acquisition of land
  valued at $1.00 per
  share(Note 5)        2,250,000     2,250          -           -          -          -      2,247,750           -       2,250,000

Issuance of stock for
  cash and services
  pursuant to exercise
  of options (Note 5)          -          -    250,000         250         -          -        249,750           -         250,000

Purchase and
  cancellation of
  treasury stock
  (Note 5)                     -          -   (125,000)       (125)        -          -      (124,875)            -       (125,000)

Issuance of stock
  for cash (Note 5)            -          -    200,662         200         -          -        499,800            -        500,000

Issuance of common
  stock for acquisition
  of land valued at
  $1.00 per share
  (Note 5)                     -          -          -         250         -          -        249,750            -        250,000

Issuance of common
  stock for cash and
  services pursuant
  to exercise of
  options (Note 5)             -          -      95,000          95        -          -        237,405            -        237,500

Issuance of common
  stock for services
  rendered valued at
  $2.50 per share
  (Note 5)                    -           -     200,000         200         -         -        499,800            -        500,000

Subscription of
  common stock pursuant
  to private placement
  offering (Note 5)           -           -           -           -    262,667       263       787,737            -         788,000

Net loss for year
  ended June 30, 1994         -           -           -           -          -         -             -   (1,490,785)     (1,490,785)
                         -------     -------    --------   ---------  --------   -------      --------   ----------      ----------

Balance -
  June 30, 1994        2,250,000      $2,250     5,113,520   $5,113    262,667      $263    $7,324,059  $(2,085,355)     $5,246,330

Subscription of
  common stock
  pursuant to private
  placement offering
  (Note 5)                     -           -             -        -    460,000       460     1,379,540             -      1,380,000

Issuance of stock
  for outstanding note         -           -     5,000,000    1,000          -         -     1,013,452             -      1,014,452

Convert subscribed
  stock to common
  and record fees              -           -       722,667    4,723   (722,667)     (723)     (154,500)            -       (150,500)

Net loss for twelve
  months ended
  June 30, 1995                -           -             -        -          -         -             -      (757,659)      (757,659)
                         -------     -------    ---------- --------   --------   -------      --------    ----------      ---------
Balance -
  June 30, 1995        2,250,000      $2,250   $10,836,187  $10,836          0     $   0    $9,562,551   $(2,843,014)    $6,732,623

                                                                  See  notes  to financial statements.
                                                                                   F-5


                                                            COUNTRY WORLD CASINOS, INC.
                                                           (A Development Stage Company)

                                                         Statement of Stockholder's Equity
                                           From November 9, 1982 (Date of Inception) Through March 31, 1996
Continued from previous page.

                                                          Common Stock                                      Deficit
                                              ---------------------------------------                     Accumulated
                            Preferred Stock                            Subscribed          Additional      During the
                           -----------------                         ----------------       Paid-In       Development
                           Shares    Amount    Shares      Amount      Shares    Amount      Capital         Stage        Total
                           ------    ------    ------      ------      ------    ------      -------         -----        -----


Net loss for nine
  months ended
  March 31, 1996               -         -             -         -        -          -              -       (112,855)     (112,855)


Balance -
  March 31, 1996       2,250,000    $2,250   $10,836,187   $10,836        0      $   0     $9,562,551    $(2,955,869)   $6,619,768
                       =========    ======   ===========   =======     ====      =====     ==========    ============   ==========












                                                     See  notes  to financial statements.
                                                                             F-6



                                                         COUNTRY WORLD CASINOS, INC.

                                                        (A Development Stage Company)
                                                           Statements of Cash Flows
                                                           ------------------------
                                                                                                     For the Period From
                                                                                                     November 9, 1982
                                                                                                     (Date of Inception)
                                                                        For Nine Months Ended              Through
                                                                           March 31, 1996                March 31, 1996
                                                                          --------------                --------------
Cash flows from operating activities:
  Continuing operations
     Net (loss)                                                              $(112,855)                  $(2,955,869)
     Adjustments to reconcile net (loss) to net cash from
     operating activities -
        Depreciation                                                             3,680                        32,929
        Common stock issued for interest                                             -                        14,451
        Common stock issued for services                                             -                       837,500
        Decrease in accounts receivable                                          3,475                       (12,661)
        Decrease in noncurrent assets                                                -                       237,000
        Increase in accounts payable                                          (129,412)                      539,182
        Increase in accrued expenses                                           259,577                       397,609
  Discontinued operations
     Net (loss)                                                                      -                      (389,286)
     Adjustments to reconcile net loss to net cash (used in) provided by operating activities -
        Gain on disposal of assets                                                   -                       389,286
        Changes in assets and liabilities                                            -                             -
                                                                          ------------                   -----------
           Total cash (used in) provided by operating activities                24,465                      (909,859)
                                                                          ------------                   -----------

Cash flows from investing activities:
  Purchase of land and casino development costs                               (151,105)                   (4,316,910)
  Purchase of furniture, vehicle and equipment                                       -                       (57,406)
  Investment in non-marketable securities                                            -                       (85,000)
  Loans receivable                                                                   -                       (90,000)
  Investment in patent-                                                        (62,000)
  Deposits and other                                                              (440)                       (4,243)
                                                                          ------------                   -----------
           Total cash used in investing activities:                           (151,545)                   (4,615,559)
                                                                          ------------                   -----------

Cash flows from financing activities:
  Proceeds advances stockholders                                                93,035                        93,035
  Proceeds from long-term debt                                                       -                     1,000,000
  Repayments on long-term borrowings                                                 -                      (787,136)
  Proceeds from stock issuance                                                       -                     5,220,835
  Capital contribution                                                               -                         2,850
                                                                          ------------                   -----------
           Total cash provided by (used in) financing activities:               93,035                     5,529,584
                                                                          ------------                   -----------

Net (decrease) increase in cash                                                (34,042)                        4,169

Cash - beginning of period                                                      38,211                             -
                                                                          ------------                   -----------

Cash - end of period                                                      $      4,169                   $     4,169
                                                                          ============                   ===========

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
- -----------------------------------------------------------------------

During the year ended June 30, 1995, the Company converted a note payable ($1,000,000) plus accrued interest ($14,451) totaling $1,014,451 into 5,000,000 common shares.

During the year ended June 30, 1994 the Company issued common stock of $250,000 and Convertible Preferred stock of $2,250,000 and incurred $4,175,000 of debt to acquired land with a cost of $6,675,000 (Note 3).

                        See notes to financial statements
                                       F-7

                           COUNTRY WORLD CASINOS, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

Note 1 - Summary of Significant Accounting Policies and Business Activity
- -------------------------------------------------------------------------

Organization and Business
- -------------------------

Country World Casinos, Inc. (formerly Monolite Industries) (the "Company"), a Nevada corporation, was incorporated on November 9, 1982, and is in the development stage. The original planned operation of the Company was for the purpose of development, licensing and production of products on a subcontracting basis, and the sale of products and devices in or related to the medical and/or biotechnical fields. In May of 1990, the Company acquired another company through the issuance of 40,000,000 shares of its common stock. This acquisition was accounted for using the pooling of interests method. The newly merged entity formed a subsidiary on November 29, 1990, called Trail-Lite, Inc. The planned operation through the new subsidiary was for the purpose of manufacturing monolithic composite panels. In September 1992, the Company disposed of its subsidiary, Trail-Lite, Inc. (Note 8).

In fiscal year 1994, the Company changed its focus of business operations and in two separate transactions, acquired approximately 79,000 and 375,000 square feet of vacant land located in the city of Black Hawk, Gilpin County, Colorado. As of March 31, 1996, the Company has not realized any revenue from its planned operations and, accordingly, is considered to be in the development stage.

Concentration of Credit Risk
- ----------------------------

The Company maintains cash balances in bank deposit accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts.

Hotel and Casino Under Development
- ----------------------------------

The Company has purchased land and has begun construction of a hotel and casino. The land and development costs are recorded at cost and no depreciation will be taken until such time as the Company places the casino into operation.

Furniture and Equipment
- -----------------------

Furniture and equipment is stated at cost and will be depreciated on a straight-line basis over their estimated useful lives.

Loss Per Share
- --------------

Loss per share of common stock was computed based on the weighted average number of common shares outstanding during the period. Common stock equivalents are not included as their effect would be antidilutive.

                           COUNTRY WORLD CASINOS, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements


Note 1 - Summary  of  Significant  Accounting  Policies  and  Business  Activity
- --------------------------------------------------------------------------------
(cont.)
- -------

Statement of Cash Flows
- -----------------------

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents for purposes of statement of cash flows.

Note 2 - Continued Operations and Realization of Assets
- -------------------------------------------------------

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of approximately $2,888,000 for the period from November 9, 1982 (date of inception) through March 31, 1996. The Company filed for bankruptcy under Chapter 11 on October 12, 1995. The Company is currently looking for the required funding to complete the construction of the casino and hotel described in (Note 3). These factors, among others, indicate the Company's ability to continue in existence is dependent upon its ability to obtain additional long-term debt and/or equity financing and achieve profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset or liability amounts which might be necessary should the Company be unable to continue in existence.

Note 3 - Casino Under Development
- ---------------------------------

On August 6, 1993, the Company closed on an acquisition of approximately 79,000 square feet of vacant land located within the city of Black Hawk, Gilpin County, Colorado. The Company paid $550,000 cash, delivered a promissory note (Note 5) in the amount of $3,450,000, and delivered 2,250,000 shares of its Convertible Preferred stock (Note 6) which is convertible to common stock on a 1 for 1 basis. The acquisition of the land is subject to a first deed of trust in the amount of $475,000. The Company is obligated to file a registration statement to cover the distribution of the Convertible Preferred stock to the shareholders of the selling entity, which is a publicly-held corporation based in Denver, Colorado.

On June 28, 1994, the Company closed on an acquisition to an additional 375,000 square feet of vacant land located in close proximity to the original land purchased. The Company paid $200,000 cash, delivered a promissory note (Note 5) in the amount of $725,000, and delivered 250,000 shares of its common stock (Note 6).

                           COUNTRY WORLD CASINOS, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements


Note 3 - Casino Under Development (continued)
- ---------------------------------------------

The Company is in the process of constructing a casino on the land and intends to construct a hotel subsequent to the completion of the casino. On July 11, 1994, the Company entered into a contract to construct the casino. The Company has capitalized the following costs related to the casino construction through December 31, 1995:

    Interest on long-term debt                             $  670,541
    Architectural fees and fees for construction
      and design services                                   2,845,892
                                                           ----------
                                                           $3,516,433
                                                           ==========

In December of 1993, the Company entered into a letter of intent to acquire an existing casino in Black Hawk County and paid the seller a $100,000 non-refundable deposit which was to be applied against the purchase price at closing. As of June 30, 1994, the letter of intent had expired and the $100,000 was expensed.

Note 4 - Long-Term Debt
- -----------------------

$3,450,000   note   payable  -   stockholder,
interest  at 8%,  payable  in  equal  monthly
installments  over ten (10) years  commencing
with the  earliest of the  completion  of the
casino or 15 months from August 6, 1993.  The
note  is  collaterized  by a  second  deed of
trust on real  property with a net book value
of $6,250,000                                                $2,662,865

$725,000 note payable - stockholder, interest
at 8%, payable in monthly  installments  over
ten (10) years  starting 15 months  after the
June   28,   1994   closing.   The   note  is
collaterized by a first deed of trust on real
property   with   a   net   book   value   of
approximately $1,175,000                                        725,000
                                                             ----------

                                                              3,387,865
Less current portion                                          3,387,865
                                                             ----------
                                                                 -0-
                                                             ==========

As of June 30, 1995, the Company was in default of the $3,450,000 note, and it is accordingly considered current. The first payment on the $725,000 note due September 28, 1995 was not made, and accordingly, the entire amount is also considered current (Note 10).

                           COUNTRY WORLD CASINOS, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements


Note 5 - Stockholders' Equity
- -----------------------------

Issuance of Common Stock at a Discount
- --------------------------------------

On May 31, 1993, the Company authorized the issuance of its remaining authorized, but unissued, common stock to the Company's former president as compensation, which the Company valued at $12,500. Since the par value of the 25,000,000 shares issued was $.005 per share, the stock was issued at less than its par value. Theses 25,000,000 shares, even though issued below par, are fully paid and non-assessable according to legal counsel for the Company, under the Laws of the State of Nevada as long as the action is ratified by the Board of Directors and has otherwise complied with applicable law. Legal counsel cites NRS Sections 78.211, 78.220 and 78.215. In addition, legal counsel states such discounts do not make the stock assessable, and cites NRS Section 78.220.

Reverse Stock Split
- -------------------

During the year ended June 30, 1993, the Company declared a 1 for 35 reverse stock split. This split was effective with the commencement of business on August 9, 1993, with respect to all shares which were issued and outstanding as of August 6, 1993. The Company also changed its par value per share of common stock from $.005 to $.001 per share. All share and per share amounts have been restated to retroactively reflect the stock split.

Preferred Stock
- ---------------

The Company amended its Articles of Incorporation to provide for 25,000,000 shares of preferred stock, $.001 par value, with such rights, preferences, designations and to be issued in such series as to be determined by the Company's Board of Directors.

In August 1993, the Board of Directors created a series of Class A convertible preferred (Convertible Preferred) stock valued at $1.00 per share. The maximum issuable shares under the series is 2,250,000 shares. Holders of the Convertible Preferred shares shall be entitle to dividends as declared by the Board of Directors.

The Convertible Preferred stockholders, in the event of liquidation of the Company will receive an amount equal to $3.33 per share plus declared and unpaid dividends before any holder of common stock.

Each Convertible Preferred share is convertible into one share of common stock anytime after distribution or automatically upon the conversion of the majority of the Convertible Preferred stock or in the event of a public offering of the Company's common stock at not less than $6.66 per share, or at the time of registration.

                           COUNTRY WORLD CASINOS, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements


Note 5 - Stockholders' Equity (continued)
- -----------------------------------------

Casino Property
- ---------------

In connection with the acquisition of Casino property, the Company issued 2,250,000 shares of convertible preferred stock to a third party. The Casino property was independently appraised at $11,850,000 prior to the acquisition. At the date of the acquisition, the Company's stock was selling at $1.00 per share and therefore, the transaction was recorded at the fair value of the stock, $1.00 per share as determined by the Board of Directors.

In order to raise funds to make the down payment for the purchase of the casino property (Note 3), the Company has sold 600,000 shares of its common stock at $1.00 per share in conjunction with two private placement offerings. The shares are restricted.

Sales of Common Stock
- ---------------------

In August 1993, the Company sold five units of Company stock to offshore investors for $300,000 per unit. Each unit consisted of 300,000 shares of the Company's common stock and warrants to purchase 300,000 shares of common stock at $3.50 per share within two years of August 31, 1993.

During November and December of 1993, the Company sold an additional 140,000 shares of common stock at $2.50 per share for a total of $350,000, pursuant to a private offering. During January 1994, the Company sold an additional 60,662 shares at $2.47 per share for a total of $150,000 pursuant to a private offering.

Issuances of Stock for Services
- -------------------------------

The Company entered into a management agreement with a company owned by certain stockholders and officers of the Company (Note 8). In conjunction with the agreement, the Company paid the related company approximately $146,000 in fees, granted an option to acquire 250,000 shares of common stock at $.01 and granted a warrant to purchase 1,000,000 shares of common stock at $3.50 per share.

The related company exercised its option to purchase the 250,000 shares at $.01 with the difference between fair market value of the stock on the date of grant of $1 and the exercise price of $.01 or $247,500, capitalized in construction in progress. Subsequently, the agreement with the company was terminated and the former President and Secretary/Treasurer of the Company resigned. As stipulated in the agreement, the Company repurchased 125,000 shares of common stock at $.01 and canceled the shares.

                           COUNTRY WORLD CASINOS, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements


Note 5 - Stockholders' Equity (continued)
- -----------------------------------------

The financial statements reflect a reduction of $247,500 in construction in progress ($123,750 against additional paid in capital for the difference between the fair market value of the 125,000 shares repurchased and the original exercise price and $123,750 as compensation expenses as the construction project will no longer benefit from the management agreement). Additionally, the 1,000,000 share warrant was canceled.

In April 1994, the Company issued 200,000 shares of common stock in conjunction with a financial advisory and investment banking agreement (Note 5). The shares had a fair market value of $2.50 resulting in compensation expense to the Company of $500,000.

Additional Land Acquisition
- ---------------------------

In August 1993, the Company entered into a letter of intent to acquire vacant land with an independently appraised value of $1,089,000 when the fair market value of the Company's common stock was $1. The Company closed the acquisition in June 1994, and in conjunction with the acquisition, issued 250,000 shares of common stock to the seller. The transaction was recorded at the fair market value of the stock at the date the letter of intent was signed, $1 per share, as determined by the Board of Directors.

Exercise of Options
- -------------------

Two stockholders and officers of the Company exercised options to acquire 95,000 shares of common stock for $.25. The options were granted at a time when the fair market value of the stock was $2.50. The difference between the fair market value and the exercise price of $.25 is reflected as compensation expense in the financial statements.

Private Placement Offering
- --------------------------

In June 1994, the Company has undertaken a private placement offering for up to 5,000,000 shares of common stock at $3 per share. At December 31, 1995, the Company had received $2,017,500, net of offering costs of $150,000 for 722,667 shares.

Options
- -------

The Company has granted options/warrants to purchase shares of the Company's common stock to certain key members of management and in connection with the sale of common stock to offshore investors. The options/warrants expire through May 31, 1999.

                           COUNTRY WORLD CASINOS, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements


Note 5 - Stockholder's Equity (continued)
- -----------------------------------------

The following summarizes the status of options and warrants granted and exercisable at June 30, 1995:

                                      Number of
                                     Options and                 Exercise
                                       Warrants                    Price
                                     -----------              ---------------
Outstanding, June 30, 1993                     -                    -
Options and warrants granted           4,390,000              $  .01 to $6.00
Options exercised                       (250,000)             $           .01
Warrants exercised                    (1,000,000)             $          3.50
                                      -----------

Outstanding, June 30, 1994             3,140,000

Options Expired                         (840,000)             $  .25 to $6.00
                                     -----------

Outstanding, June 30, 1995             2,300,000              $ 3.50 to $5.00
                                       =========


Note 6 - Income Taxes
- ---------------------

Effective July 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using expected tax rates in effect for the year in which the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

The Company has not generated taxable income since its inception, and therefore, no provision for income taxes has been made.

At June 30, 1995, the Company had net operating loss carry forwards for income tax purposes of approximately $2,843,000 which expire through 2011. The net operating losses are limited due to a more than 50% change in ownership. The Company has approximately $966,000 deferred tax asset as a result of the net operating losses which has been fully impaired due to uncertainty as to its utilization.

                           COUNTRY WORLD CASINOS, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

Note 7 - Discontinued Operations
- --------------------------------

On September 15, 1992, the Company entered into an agreement to transfer ownership in its subsidiary, Trail-Lite, Inc. for a general release agreement of existing claims. This represented a reduction of accounts payable, short-term borrowings and other related debt in the amount of $389,286, which is the full amount of losses incurred by the Company to date from the operations of the subsidiary.

The decision was precipitated by the large losses incurred from the business of manufacturing monolithic composite panels. Based on the initial operations of the business, the Board of Directors and management determined that profitable operations would not be realized from the business as it was currently structured and decided to sell the subsidiary. Management determined the subsidiary had no value and they were transferred to an entity controlled by the prior principal shareholders, officer and director of the Company for the related debt that had been incurred.


Note 8 - Commitments and Contingency
- ------------------------------------

Consulting Agreements
- ---------------------

In September 1993, the Company entered into a consulting agreement with a company to assist and advise the Company in construction and development of the hotel and casino project as well as selection of the general contractor, architect, interior designer and engineers. The Company began paying the company $5,000 per month in October, 1993 for six months and capitalized the costs as construction in progress. In addition, the Company was to issue 50,000 shares of common stock to the company. On March 10, 1994, the Company renegotiated the consulting and construction management agreement and the 50,000 shares of stock previously due were canceled. Further, compensation for the consultant services pursuant to the agreement shall be paid equal to five percent of the gross expenditures (excluding any expenditures for the acquisition or leasing of gaming devices) paid or incurred by the Company (including the value of any in-kind services or materials contributed by any person) through completion of construction with respect to any project of the Company for which consultant provides services to or on behalf of the Company pursuant to the agreement. This consulting agreement has expired.

In April 1994, the Company entered a three year agreement with an entity to advise the Company in financial matters. The agreement requires the Company to make equal monthly payments over three years of $2,770 and to issue 200,000 shares of the Company's common stock. This agreement was canceled.

                           COUNTRY WORLD CASINOS, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

Note 8 - Commitments and Contingency (continued)
- ------------------------------------------------

Employee Agreement
- ------------------

In May, 1994, the Company entered into a three year, $120,000 per year employment agreement with an officer of the Company. The agreement granted the officer options to purchase 800,000 shares of the Company's common stock over a 5 year period at exercise prices ranging from $.25 to $6.00 per share. Employment was terminated during the year ended June 30, 1995 and pursuant to the employment agreement, the options expired 30 days after termination.

Lease
- -----

The Company entered into a lease for a term of three years beginning January 1, 1994. The monthly rental will be $3,803 per month. The Company paid $47,370 and $22,818 in net expense for the years ended June 30, 1995 and 1994, respectively. Under Chapter 11 the Company has cancelled the lease.

SEC Investigation
- -----------------

In the fiscal year ended June 30, 1994, the Company was informed by the Securities and Exchange Commission (the "SEC") that the SEC had instituted a formal order of investigation concerning the possibility of violations of the federal securities laws by the Company. To the best of the Company's knowledge, the investigation by the SEC is continuing, and the Company has not been notified of any action being instituted by the SEC against the Company. Consequently, the Company is unable to assess the ultimate effect of this action. Although no member of the Company's current management was affiliated with the Company during the time period the SEC is investigating, the pendency of such investigation, and the initiation of any action by the SEC, has impeded, and could continue to impede, the Company's efforts to obtain financing, and accomplish other tasks necessary to commence operations.

Note 9 - Related Party
- ----------------------

In May 1995, the Company entered into a management agreement with the majority shareholder whereby the Company owes the related party $15,000 per week for a management fee. As of June 30, 1995, the Company had not paid any amounts related to the contract and accordingly owed the related party $150,000. This agreement has been cancelled because of the Chapter 11 filing. It has been agreed that there is no monies due the related party.

                           COUNTRY WORLD CASINOS, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

Note 9 - Related Party (continued)
- ----------------------------------

Consulting Agreements
- ---------------------

The Company entered into an agreement with a company related through common ownership to serve as consultants with respect to the operation of the casino in Black Hawk, Colorado. The agreement required the Company to pay the related entity $20,000 per month for its services (which includes reimbursement for expenses) through December 31, 1993, at which time the monthly payment increased to $27,500. The agreement granted an option for 250,000 shares of common stock at an exercise price of $.01 per share and a warrant to purchase 1,000,000 shares of common stock with an exercise price of $3.50 per share. On March 2, 1994, the agreement was terminated.

Funding
- -------

The Company entered into an agreement with a majority stockholder whereby the majority stockholder will receive the right to purchase up to 20,000,000 shares of common stock at $.20 per share if specified funding is provided according to the agreement.

Note 10 - NOTE  DEFAULT
- -----------------------

In July 1995, the note holder on the $3,450,000 note payable (Note 4) has declared the note in default and has begun foreclosure proceedings on the real property collateralizing the note. In addition, the payments due on the $725,000 note have not been made and accordingly the note is considered in default. The Company filed a lawsuit against New Allied Development Corporation and its wholly owned subsidiary, Tommyknocker Casino Corp. ("NADC"). In 1993, the NADC sold to the Company the land in Black Hawk, Colorado upon which the Company plans to construct a gaming entertainment facility. The Company believes that NADC committed wrongful acts in connection with the land purchase. In addition to cash, NADC received preferred stock and a promissory note (the "Note") from the Company. The Note is secured by a second deed of trust on the Black Hawk property. It was provided in the Note that when certain payments had been made by the Company to NADC, NADC would obtain the release of the first deed of trust which secures a pre-existing indebtedness of NADC in the original principal amount of $475,000. The first deed of trust has not been released. NADC has declared the Company in default on the Note. In the lawsuit, the Company has requested a declaration that the Company is not obligated to make any additional payments to NADC under the Note until NADC has secured the release of the first deed of trust. The Company also seeks other relief against NADC.

                           COUNTRY WORLD CASINOS, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

Note 11 - Subsequent Events
- ---------------------------

In March 1996 the Bankruptcy Court approved $5 million in financing, which financing was obtained on May 31, 1996.

The Company received net proceeds of approximately $2,850,500 after payment of loan commitment fees, loan servicing fees and points to Kennedy Funding, Inc. of approximately $812,000, the First Year Interest Obligation of $750,000 and
$610,000 for release of the prior first deed of trust on the Property. The holder of that deed of trust was the holder of a note which had not been paid by NADC.

Pursuant to the Order of the Bankruptcy Court, the Company will receive a credit for the amount paid to the holder of the note from NADC as a direct offset against the Note made by the Company to NADC. The note from the Company to NADC was secured by a second deed of trust against the Property. The net proceeds received by the Company from the loan closing have been paid into an interest bearing account pending further order of the Bankruptcy Court. The Company and NADC have a dispute as to the payoff balance on the note due to NADC by the Company. A claims hearing will be held by the Bankruptcy Court to determine the amount to be paid to NADC, and the note to NADC will be canceled.

                                   SIGNATURES

In accordance with the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      COUNTRY WORLD CASINOS, INC.



Dated:  August 23, 1996               BY:  /S/  ROGER D. LECLERC
                                         --------------------------------------
                                         Roger D. Leclerc, President
                                         and Chief Financial Officer