Form 10KSB
period 1996-06-30
COUNTRY WORLD CASINOS INC
filed 1996-12-06
CIK 713443

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark 1)    X       Annual Report Under Section 13 or 15(d) of The Securities
           ---      Exchange Act of 1934 (Fee Required) for the Fiscal Year
                    Ended June 30, 1996

                    Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 (No Fee Required) for the Transition Period from ________ to ________

                         Commission file number 0-22450

                           COUNTRY WORLD CASINOS, INC.
                  -------------------------------------------
                 (Name of Small Business Issuer in its Charter)

               Nevada                                     13-3140389
      ------------------------------                  ------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)

          4155 E. Jewell Avenue
          Suite 1000
          Denver, Colorado                                   80222
          ---------------------------------------            -------
          (Address of principal executive offices)          (Zip Code)

       Registrant's telephone number, including area code: (303) 639-5001

        Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:

                          $.001 Par Value Common Stock
                          ----------------------------
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  X   No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State Issuer's revenues for its most recent fiscal year - None

     The aggregate market value of the approximately 3,400,734 shares of the Company's voting stock held by nonaffiliates, computed at the average bid and asked prices of such stock in the over-the-counter market, as quoted on the Electronic Bulletin Board on October 8, 1996 ($.328125), was $1,115,866.

     As of October 8, 1996, the Registrant had outstanding 10,836,187 shares of its common stock, par value $.001.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS


     (a) General Development Of Business

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

         In 1993, the Company changed the focus of its planned business operations to the construction of a large, full service, first-class casino in Black Hawk, Colorado. In August, 1993, the Company completed the acquisition from New Allied Development Corporation and its subsidiary, Tommyknocker Casino Corp., of certain real property located in Black Hawk, Colorado known as Mill Sites 12 and 13, and the Smith Lode Mining Claim, U.S. Survey No. 502 (the "Property"). Except as specifically provided elsewhere herein to the contrary, New Allied Development Corporation and Tommyknocker Casino Corp. will be referred to hereinafter collectively as "New Allied." See Item 2.

          Since the Company's purchase of the Property in August 1993, the Company's activities have focused on obtaining the necessary financing and making preparations for construction of the casino on the Property. The Company has been able to obtain some financing, but sufficient financing has not been obtained to commence construction of this project. The Company's efforts have included the completion of an extensive excavation project consisting of the removal of approximately 60,000 cubic yards of rock and dirt, preparation of working drawings for the foundation of the project, design of the interior casino and entertainment areas of the project, work with the Colorado Department of Transportation for the redesign of Highway 119, the main access road to the Property, and work with the Black Hawk-Central City Sanitation District for a sewer tap and with the City of Black Hawk's Water District to provide a water tap to the Property. Although these efforts have not been completed, the Company believes that, if financing were obtainable, it should be in a position to construct an entertainment and gaming facility on the Property.

         In the fiscal year ended June 30,1995, the Company borrowed $1,000,000 from Holly Products, Inc. ("Holly"). On April 20, 1995, the Company issued 5,000,000 shares of its common stock to Holly in exchange for the cancellation of the $1,000,000 indebtedness, plus interest. The Company also agreed to grant Holly the right to purchase up to an additional 20,000,000 shares of common stock at $.20 per share (a total of $4,000,000) if such funding was provided within a reasonable time and progress continued to be made concerning financing for the casino project. The Company and Holly agreed that Holly would provide $250,000 to the Company by no later than June 30, 1995, for which the Company would issue 1,250,000 shares of its common stock. Holly did not provide the $250,000 to the Company by June 30, 1995; however, subsequent to the advancement of the $1,000,000 referred to above, Holly has advanced $285,068 to the Company through June 30, 1996.

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

         During the fiscal year ended June 30, 1995, the Company's disagreements with New Allied intensified. As a result of New Allied's unwillingness to cooperate with the Company, New Allied's failure to secure a release of the $475,000 first deed of trust on the Property, New Allied's misrepresentations to the Company and subsequent legal problems involving New Allied, the Company instituted litigation against New Allied. See Item 3.

         New Allied commenced foreclosure proceedings involving the Property. Due to the pendency of these proceedings, on October 12, 1995, the Company filed a Voluntary Petition Under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, District of Colorado (Case No. 95 20563 RJB). As a result, all creditors of the Company are stayed from commencing or continuing any action or enforcing any judgment or lien against the Company or property of the Company, except as otherwise authorized pursuant to Title 11 U.S.C. 362(b). Relief may be sought by the filing of a complaint in the Bankruptcy Court, pursuant to Title 11 U.S.C. 362(d). At present, the effects of the bankruptcy proceeding on the long term outlook for the Company, and the ability of the Company to commence development of the Property, are unclear.

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

         The Company received net proceeds of approximately $2,838,000 after payment of loan commitment fees, loan servicing fees and points to Kennedy of approximately $824,500 (of which $247,500 was received by Norlar, Inc.), the First Year Interest Obligation of $750,000 (of which $352,500 was received by Norlar, Inc.) and $610,000 for release of the prior first deed of trust on the Property. The holder of that deed of trust was the holder of a note which had not been paid by New Allied.

         Pursuant to the Order of the Bankruptcy Court, the Company will receive a credit for the amount paid to the holder of the note from New Allied as a direct offset against the Note made by the Company to New Allied. The note from the Company to New Allied was secured by a second deed of trust against the Property. The net proceeds received by the Company from the loan closing have been paid into an interest bearing account pending further order of the Bankruptcy Court.

          Gaming has become increasingly popular in the United States, with substantial new operations commenced in various locales throughout the United States since 1990. The first full year of gaming operations in Colorado was
1992. However, because of the increased popularity of gaming and the proliferation of gaming establishments throughout the United States, competition for funds for new operations is intense. The Company is exploring potential financing alternatives, including equity offerings, borrowings, joint ventures, etc. The Company has no commitments for any such financings, and it is presently unknown whether the Company will be able to complete its casino plans and commence operations. The Company has incurred substantial net losses, and has a working capital deficiency of approximately $738,600 at June 30, 1996. Insofar as the Company has not completed its casino facility, it has received no revenues from operations from these planned business activities. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ability to continue in existence is dependent upon its ability to obtain additional long-term financing, achieve profitable operations and to finalize a plan satisfactory to interested parties in the bankruptcy proceeding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset or liability amounts which might be necessary should the Company be unable to continue in existence. See Items 6 and 7.

     (b) Business of the Company

         As stated above, the Company has acquired the Property and has commenced preliminary work on the construction of a gaming facility thereon. The Property is more particularly described in Item 2.

         The Property is located in Black Hawk, Colorado. Limited stakes gaming ($5.00 or less per bet) was approved in Colorado in November 1990 in two historic gold mining areas - Black Hawk/Central City and Cripple Creek. Black Hawk and Central City are contiguous, located approximately 40 miles from Denver and 10 miles from Interstate Highway 70. Casinos located in Black Hawk/Central City serve primarily the residents of Denver and Boulder, Colorado and surrounding communities, an area with a total population of approximately 2,000,000.

         The City of Black Hawk is located in a narrow valley in the foothills of the Colorado Rockies and is serviced by two-lane, winding mountain roads that require extremely cautious driving, especially in bad weather. Congestion on the roads leading into Black Hawk is not uncommon during the peak summer season, holidays, and other times of the year and may discourage potential customers from traveling to the Company's proposed casino.

         Limited stakes gaming did not commence in Colorado until October 1991, so there is limited experience in Colorado from which to evaluate the likelihood of success of the Company's proposed gaming operations. Although proceeds from gaming operations have increased significantly since 1991, the results may reflect the novelty of limited gaming. In addition, the Black Hawk/Central City casino market is characterized by intense competition. As the number of gaming machines in operation has increased over the past three years, average revenues per machine have declined significantly. A number of small Colorado casinos have ceased operations, and others have filed for protection under Chapter 11 of the Bankruptcy Code. Others have closed temporarily or reduced employees, and many casinos may not be operating profitably. In addition, although Colorado voters have rejected the expansion of gaming to other markets in Colorado, future initiatives could expand limited gaming in Colorado to other locations. In addition to competing with other casinos in Black Hawk/Central City and Cripple Creek, the Company's proposed Colorado casinos may compete for customers with a casino located on an Indian reservation in Colorado or with casinos in other gaming jurisdictions. Furthermore, the Company will be competing with many established companies, some of which have greater financial resources, experience and expertise than the Company. The Company is also aware of other companies that have announced plans for the development and operation of gaming and relating facilities in Black Hawk/Central City which are anticipated to be larger than those presently operated in that area. In general, local, state and national competition is expected to remain high during the foreseeable future, as gaming activities expand in traditional gambling cities and in new jurisdictions, many of which have adopted or are considering gambling legislation.

          The Company believes that its proposed gaming facility may be able to compete successfully in Black Hawk based on its size, country western theme, attractive decor and parking availability. The project's projected size of 215,000 square feet will position it as one of the largest casino facilities not only in Black Hawk/Central City, but in the State of Colorado. The gaming operation is anticipated to include approximately 1,000 slot machines comprised of nickel, quarter, dollar and five dollar slots. Plans also include 32 blackjack tables and 15 poker tables.

         A country western theme with entertainment and special programs, will be the cornerstone of the facility which will offer a major entertainment theater, a large buffet, a down-home country steak house, and ample parking. The Company does not believe that gaming alone will continue to be the driving attraction to the present casinos. The Company believes that the lack of other amusement alternatives contributed to the inability of many small, storefront casinos to continue in business in the Black Hawk/Central City area. The Company believes that its country theme will make it a unique operation, and a destination facility in the Black Hawk/Central City area. The Company will emphasize service, friendly atmosphere, good food and entertainment provided in a country music style. The Company's plans are for parking in excess of 400 cars on site and an additional 700 car parking lot off site. The availability of parking has been a significant factor in business operations of other casinos in the Black Hawk/Central City area.

         The ownership and operation of gaming facilities is heavily regulated. No gaming may be conducted in Colorado unless licenses are obtained from the Colorado Limited Gaming Control Commission (the "Colorado Gaming Commission"). The Division of Gaming of the Department of Revenue of the State of Colorado (the "Division of Gaming") licenses, implements, regulates and supervises the conduct of limited stakes gaming. The Director of the Division of Gaming under the supervision of the Colorado Gaming Commission, has been granted broad powers to insure compliance with the law and regulations. It is a stated policy of these authorities that public confidence and trust can be maintained only by strict regulation of all persons, locations, practices, associations, and activities related to the operation of licensed gaming establishments and the manufacture or distribution of gaming devices and equipment.

         Prior to commencement of operations of the Company's proposed Country World Casino, the Company will be required to obtain a retail gaming license and an operator's gaming license, both of which must be renewed annually. No person, such as the Company, can have an ownership interest in more than three retail licenses. Hence, the Company's business opportunities in Colorado could be limited accordingly.

         The Colorado Gaming Commission has the power to deny any license or renewal thereof to any person that it considers to be "unsuitable". In order to be found suitable, a person must be of good moral character, honesty, integrity, and, in general terms, must be free from previous criminal or unsavory convictions or similar acts. The Colorado Gaming Commission may require substantial information in connection with a suitability investigation, including personal background and financial information, source of funding information, and a sworn statement that such person or entity is not holding the Company's securities for any other party, and fingerprinting. The expenses of investigation are borne by the applicant.

         During the fiscal year ended June 30, 1995, the Company did substantial work in preparing the necessary gaming applications. However, due to an investigation by the SEC which was then pending and other problems involving New Allied, it was the belief of the Company's management that it would be imprudent to file the applications. During the fiscal year ended June 30, 1996, the Company filed its Petition under Chapter 11 of the Bankruptcy Code and was embroiled in dispute with New Allied. If and when the Company determines to file the applications, the investigation by the Colorado Gaming Commission may be extremely lengthy and expensive. Moreover, the Colorado Gaming Commission has substantial administrative discretion. It may choose to inform the Company of defects in its application (and permit the Company to cure the deficiencies) or simply deny the applications of persons connected with the Company. The Company is considering revisions to strengthen its application. However, there can be no assurance that the persons required to be found suitable will be found suitable by the Colorado Gaming Commission, or that the Company will be issued a retail gaming license.

         In addition, all the Company's employees will be required to apply for and receive a support or key employee gaming license prior to commencing employment. All such licenses obtained will be revocable and non-transferable.

         If the Company is successful in obtaining a retail gaming license and opening its casino, it will be subject to comprehensive rules and regulations of the Colorado Gaming Commission requiring it to maintain adequate books and records and to comply with operating, security and payoff procedures. Rules regarding gaming, cheating and other fraudulent practices have also been adopted, which rules the Company will be obligated to police and enforce. The Company will also be required to inform the Colorado Gaming Commission of any changes in its officers or directors or substantial changes in equity ownership of the Company, and of its intent to make any public offering of its securities.

         Other state regulatory agencies will also impact the Company's operations. It will be particularly important for the Company to obtain a license to serve alcoholic beverages. Rules and regulations in this regard are strict, and loss or suspension of a liquor license could significantly impair, if not ruin, a licensee's operation. Local building, parking and fire codes and similar regulations could also impact the Company's proposed development and operation of the Property and other properties the Company may seek to develop in the future.

         Effective October 1 of each year, the Colorado Gaming Commission establishes the gross gaming revenue tax for the following 12 months. Under the Colorado Constitution, the Colorado Gaming Commission is authorized to increase the gaming tax rate to as much as 40%. A recent tax limitation amendment to the Colorado Constitution, however, provides that neither the State of Colorado nor any local government may increase the tax rate without an affirmative vote of the public; therefore, a question exists regarding the Colorado Gaming Commission's ability under the Colorado Constitution to increase the state gaming tax above 20% without such a vote. The Colorado Gaming Commission has determined that, for the year commencing October 1, 1996, the gross gaming revenue tax will be 2% of the first $2,000,000 of gross gaming revenues; 4% of the revenues between $2,000,000 and $4,000,000; 14% of the revenues between $4,000,000 and $5,000,000; 18% of the revenues between $5,000,000 and
$10,000,000; and 20% of the revenues in excess of $10,000,000.

         In addition, a "device fee" is required for each gaming device (i.e., each gaming machine and each space at a gaming table). Effective October 1, 1994, the annual fee was reduced from $100 to $75 per device and is expected to remain at this rate through 1996. The City of Black Hawk has established annual fees per device of $750. The City of Black Hawk also imposes liquor licensing fees, restaurant fees and parking impact fees.

         Insofar as the Company's gaming facility has not been developed, the Company does not have experience to determine seasonality of operations. However, it is anticipated that the highest levels of business activities will occur in the peak summer tourist season. Weather conditions can be expected to have a significant impact on the Company's operations.

         Much of the County in which Black Hawk is located was once active in the mining industry. The area has been designated by the U.S. Environmental Protection Agency (the "EPA") as a super-fund site on the National Priorities List as a result of contamination from the mining activity in the area. The Company, through independent environmental consultants, has conducted environmental examinations. The Company has also conducted environmental remediation pursuant to an administrative consent order with the EPA. Substantial amounts of tailings and waste rock were removed from the Property. The remediation was performed in accordance with the approved work plan and is now complete and fully paid. A barrier wall was also constructed. The Company paid $656,000 in connection with this work during the past two fiscal years. Based on the work performed to date, and the consulting work performed for the Company, the Company does not believe that further remedial activity will be required; however, there can be no assurance what costs, if any, the Company might be required to incur in the future in connection with environmental matters relating to the Property or other sites the Company might acquire in the future. In connection with the $5 million in financing obtained from Kennedy, the Company and Holly entered into an environmental indemnity agreement with Kennedy pursuant to which they will defend and hold harmless the co-lenders from any environmental claims.



ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's Property is located in the town of Black Hawk. The town of Black Hawk is part of the Central City and Black Hawk National Historic Landmark, established in 1989 by the United States Department of Interior, National Park Service. In conformance with this designation, the town of Black Hawk in October 1990 established the Architectural and Design Review Guidelines, authorizing the town to regulate historical and architectural matters within the town. These guidelines are used by Black Hawk's Historic Architectural Review Commission ("HARC") to evaluate and approve all applications for construction.

         Furthermore, the amendment to the Colorado Constitution authorizing limited stakes gaming provides that such gaming shall be conducted in structures which conform, as determined by the respective municipal governing body, to the architectural styles and designs common to the area prior to World War I and which conform to the requirements of applicable respective municipal ordinances, regardless of the age of the structure. Accordingly, the Company has designed its building in conformance with the requirements of HARC, and the building design will reflect the architectural style consistent with the guidelines.

         The site is located on Colorado State Highway 119, approximately one-quarter mile past the Gregory Street turn-off that leads to Central City through Black Hawk. As such, the Company's casino facility will not be contiguous to the many casinos which are located on Gregory Street and Main Street in Black Hawk. The facility will be designed to allow for a maximum exposure to approaching traffic, and will be in a direct site line from the turn from the Highway into the town of Black Hawk. The Company believes that it is this ability, and ease of access that should provide a competitive benefit to the other casinos which are located in the central portion of town. Moreover, many casinos in Black Hawk/Central City lack contiguous or convenient parking and, as a result, have had difficulty in attracting and retaining customers. In contrast, the Company's site will offer convenient parking to its customers.

         The Company's Property was acquired in August 1993 from New Allied. The Company paid to New Allied $550,000 in cash, delivered a promissory note in the amount of $3,450,000 and issued 2,250,000 shares of a newly created Series A Preferred Stock, which is convertible to Common Stock on a one-for-one basis. The Company also obligated itself to file a Registration Statement to cover the distribution of the Series A Preferred Stock to the shareholders of New Allied. During the fiscal year ended June 30, 1995, the Company discontinued making installment payments on the promissory note to New Allied. In addition, the Company did not file a registration statement on behalf of New Allied. As more fully discussed in Item 3, the Company initiated litigation against New Allied. New Allied has filed counterclaims in that litigation, and has instituted foreclosure proceedings on the Property.

         In the fiscal year ended June 30, 1995, the Company continued its preliminary plans to construct a casino on the Property. At a cost of approximately $1,000,000, the Company completed the excavation of the site for the casino in December 1994. The Company has also refined its plans for site improvement of the casino and gaming facility. Further construction work on the property will be dependent principally upon the Company's ability to obtain additional financing. The Company's majority shareholder, Holly, has engaged in extensive work to obtain this financing, but currently there are no commitments to obtain this financing. The Company estimates that additional construction costs to complete and commence operations of an entertainment and gaming facility will be approximately $30,000,000.

         Due  to  the  substantial   amount  of  construction   created  by  the
legalization of limited stakes gaming in Black Hawk/Central City, the Black Hawk/Central City Sanitation District's sewage treatment facilities became inadequate. The District completed an expanded facility in March 1995. The expansion tripled the District's treatment capacity. The Company has been informed that the treatment plant is currently operating at approximately 35% of its capacity, and has been informed by District officials that, as a result of the expansion, the District will be able to handle growth for approximately the next five to seven years. The District has informed the Company that the estimated fee for the sale of a tap to the Company for the connection of improvements at the Property will be $1,501,875.

         In September 1993, the Company entered into a Consulting Agreement with First Federal Mortgage & Loan Company ("First Federal"), an affiliate of Grady Sanders. Pursuant to this Agreement, First Federal agreed to assist and advise the Company in construction and development of the project, including the selection of the general contractor, architect, interior designer and engineers. The Company agreed to pay $30,000 to First Federal for these services, plus 50,000 shares of the Company's Common Stock. The Common Stock was not issued. In March 1995, the Company entered into a new Consulting Agreement with First Federal. It was agreed that the 50,000 shares would not be issued. As compensation for the consulting services, the Company agreed to pay a fee equal to 5% of the gross expenditures (excluding any expenditures for the acquisition or leasing of gaming devices) paid or incurred by the Company through completion of construction with respect to any project of the Company for which First Federal provided services to or on behalf of the Company pursuant to the Agreement. During the fiscal year ended June 30, 1995, the Company terminated the Consulting Agreement with First Federal. The Company believes that First Federal has been fully paid for its services. Although First Federal has disputed this contention, it is unknown whether any action will be taken.

         In August 1993, the Company contracted with New Allied to purchase vacant land off Colorado Highway 119 near the Property. The Company will be able to use this land for additional parking. The Company's preliminary, long-term plans are to consider the construction of a hotel on this property. There can be no assurance that this property will be developed by the Company.

         The Company's executive offices are located in Denver, Colorado. The Company leases approximately 1,400 square feet at The Colorado Club, 4155 East Jewell Avenue, Suite 1000, in Denver for $1,543 per month. The Company leases the office from a non-affiliate and has agreed to this arrangement through December 1996.


ITEM 3.  LEGAL PROCEEDINGS

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

         This lawsuit was commenced by the Company on May 26, 1995. In the Company's Amended Complaint, the Company has asserted eight claims against New Allied Development Corporation ("New Allied") and Tommyknocker Casino Corp. ("TKCC"), as follows:

         A. In its First Claim for Relief, the Company seeks a declaration that it is not obligated to make any additional payments to TKCC under a certain promissory note until such time as TKCC secures the release of a certain, prior deed of trust. This claim arises out of a promissory note (the

     "Note" given to TKCC as part of the Company's purchase of certain real property in Blackhawk, Colorado from TKCC in August, 1993. The Note is secured by a second deed of trust on the property purchased. The Note provides that at such time as TKCC received payment of $725,000 in principal and interest on the Note, TKCC would immediately secure the release of the first deed of trust on the property. The Company paid said $725,000 to TKCC in mid-January of 1995. TKCC, however, did not secure, and still has not secured, the release of the first deed of trust, which secures a promissory note with an unpaid balance in excess of $500,000. Accordingly, after making the monthly installment payments of $33,184.30 each under the Note in February, March and April of 1995, the Company has withheld payments from TKCC until the first deed of trust is released as a lien on the property. The Company seeks a declaration as to its legal rights and that it is not in default under the Note due to TKCC's prior breach of its obligations under the Note.

         B. The Company paid over $656,000 to or on behalf of TKCC to clean up and remediate environmental contamination on the property purchased from TKCC in August 1993. The Company seeks to recover all or part of this amount from TKCC under the following legal theories:

               1. That the environmental contamination on the property constitutes an encumbrance, which is in breach of the covenant against encumbrances contained in the warranty deed by which TKCC conveyed the property to the Company (Second Claim for Relief).

               2. That TKCC and New Allied made fraudulent misrepresentations to the Company regarding the costs of the environmental clean up and remediation and that the Company is entitled to recover damages resulting from these misrepresentations, as well as exemplary damages (Third Claim for Relief).

               3. That TKCC and New Allied made negligent misrepresentations to the Company regarding the costs of the environmental clean up and remediation and that the Company is entitled to recover damages resulting from these misrepresentations, as well as exemplary damages (Fourth Claim for Relief).

               4. That TKCC's and New Allied's actions violated their duties of good faith and fair dealing (Fifth Claim for Relief).

               5. That the misrepresentations of TKCC and New Allied constitute deceptive trade practices in violation of the Colorado Consumer Protection Act (Sixth Claim for Relief).

               6. That any agreement under which the Company purportedly agreed to pay for the environmental remediation and clean up costs (which agreement the Company denies exists) is void and unenforceable under various principles of law, including the statute of frauds and CERCLA (Seventh Claim for Relief).

         C. TKCC received 2,250,000 shares of non-voting preferred stock in the Company, which preferred stock was subsequently given voting rights, as part of the consideration given by the Company to TKCC to purchase the property. Further, in a subsequent real estate purchase transaction, New Allied was given 250,000 shares of common stock with voting rights in the Company. The Company claims that Grady Sanders was involved in and controlled, directly or indirectly, individually and/or in common control with others, TKCC and New Allied at all pertinent times. Since Mr. Sanders has been denied gaming licensure by the State of New Jersey, the Company claims that Mr. Sanders, and therefore New Allied and TKCC, are persons whom the Colorado Gaming Commission will determine to be unsuitable. Therefore, the Company seeks a court order requiring TKCC and New Allied to sell to the Company their 2.5 million shares of voting stock in the Company at the price set forth in ss.47.1-4.508 of Rule 4.5 of the Colorado Gaming Regulations (Fifth Claim for Relief).

         D. Lastly, the Company seeks a full accounting and declaration of all payments which it has made to TKCC under the Note (Eighth Claim for Relief).

         TKCC and New Allied have filed an Answer to some of the Company's claims, denying liability. In addition, they have filed a Motion to Dismiss certain of the claims. The Company has filed a Motion for Summary Judgment on its First and Second Claims for Relief. None of these Motions have been ruled upon by the Court, and the matter is now stayed as a result of the bankruptcy filing by the Company.

         TKCC and New Allied filed Counterclaims against the Company, as well as against Holly Products, Inc. ("Holly"), the majority shareholder in the Company, Ronald G. Nathan ("Nathan"), Sal Lauria ("Lauria"), and David Singer ("Singer") former directors of the Company, and Roger G. Leclerc ("Leclerc") and William H. Patrowicz ("Patrowicz"), who are currently officers and directors of the Company.

         The First Counterclaim is only against the Company, and seeks to recover principal and default interest allegedly due on the Note. The Company has filed an Answer denying liability on this counterclaim.

         In its Second Counterclaim, TKCC alleges that the Company has breached an agreement to file a registration statement for the preferred stock given to TKCC as part of the consideration for purchase of the property. The Company has filed an Answer denying liability on this counterclaim.

         In their Third and Fourth Counterclaims, TKCC and New Allied have asserted that the Company, as well as Holly, Nathan, Lauria, Leclerc, Patrowicz and Singer, breached their fiduciary duties by the issuance of five million shares of common stock in the Company to Holly. In the Third Counterclaim, TKCC and New Allied seek actual and exemplary damages allegedly caused by said alleged wrongful issuance of stock. In the Fourth Counterclaim, TKCC and New Allied seek an injunction requiring the Company and its board of directors to cancel the five million shares of stock issued to Holly.

         The Company, as well as Leclerc, Holly, Patrowicz and Singer, have filed Answers denying any wrongful conduct or any liability to TKCC or New Allied resulting from said issuance of stock to Holly, and have affirmatively asserted that said issuance of stock was proper. Neither Nathan nor Lauria has been served with the summons and counterclaim, and have not yet appeared in this lawsuit.

         This lawsuit has not yet been scheduled for trial, particularly in light of the bankruptcy stay.

     II. TKCC filed a Notice of Election to Foreclose on its Note in the office of the Gilpin County Public Trustee on or about June 15, 1995. The Company has denied that it was or is in default under the Note because of TKCC's prior breach of the terms of the Note by its failure to secure the immediate release of the first deed of trust on the property upon its receipt of $725,000 in January 1995. A Denver District Court Magistrate ruled that since the Company has not paid to TKCC the monthly installments under the Note since May 1995, the Company is in default, despite TKCC's failure to secure the release of the first deed of trust. The Magistrate's Order is not appealable to the Colorado appellate courts and is not binding in any subsequent proceeding. The Company intends to pursue this issue in Denver District Court Case No. 95CV 2310 described above.

          The foreclosure sale was not held due to the bankruptcy petition filed by the Company.

     III. On October 12, 1995, the Company filed a Chapter 11 Petition in bankruptcy in the United States Bankruptcy Court for the District of Colorado, Case No. 95-20563 RJB, which is currently pending.

          As discussed in "Management's Discussion and Analysis of Financial Condition or Plan of Operation" in this Report, the Company obtained $5,000,000 in financing which is secured by First Deed of Trust on the Company's Black Hawk, Colorado property. Pursuant to order of the Bankruptcy Court, New Allied's security interest has been cancelled. The payoff balance on the note due to New Allied was in dispute and a claims hearing was held by the Bankruptcy Court in September 1996 to determine the amount to be paid to New Allied.In November 1996 the Bankruptcy Court Judge issued an Opinion and Order on the various issues between the Company and New Allied. The Court held that the Company was not entitled to any offset to New Allied's claim, but that new Allied's claim for a default rate of interest and attorneys' fees would not be allowed. The Company has not determined whether it will appeal this ruling. In November 1996 the Company paid $1,309,000 to New Allied in what it believes is in full settlement of amounts due to New Allied in connection with the note payable to New Allied. The Company remains obligated to pay the costs of registration of New Allied's stockholdings in the Company.

     The Company has filed a Plan of Reorganization and a Disclosure Statement for the Plan of Reorganization with the Bankruptcy Court. The Company intends to file an Amended Disclosure Statement later this year. A hearing will be conducted before the Bankruptcy Court to consider the adequacy of the Disclosure Statement.


     IV. In the fiscal year ended June 30, 1994, the Company was informed by the Securities and Exchange Commission (the "SEC") that the SEC had instituted a formal order of investigation concerning the possibility of violations of the federal securities laws by the Company. In August 1996, the Company was advised that the investigation had been terminated and that, at this time, no enforcement action has been recommended by the staff of the SEC.

     V. The Company is a Defendant in a lawsuit pending in Travis County, Texas District Court, Cause No. 95-04782, 200th Judicial District, entitled James Hamilton, Plaintiff v. Robert Todd Financial Corporation; Dean Anthony Esposito; Marco Guy Fiore, Jr.; Robert Bobak Fallah; Optex Biomedical Inc.; Pacific Rim Entertainment, Inc.; Country World Casinos, Inc.; Defendants.

         The Plaintiff James Hamilton ("Hamilton") contends that Defendants Robert Todd Financial Corporation, and its agents and/or employees, Defendants Dean Anthony Esposito, Marco Guy Fiore, Jr. and Robert Bobak Fallah, made misrepresentations regarding the Company's stock, which allegedly induced Hamilton's purchase of said stock. Hamilton alleges that Defendants Robert Todd Financial Corporation, Dean Anthony Esposito, Marco Guy Fiore, Jr. and Robert Bobak Fallah, were authorized agents of the Company, and, therefore, Hamilton alleges that the Company is liable for the alleged wrongful conduct of said Defendants.

         The Company has filed a Special Appearance and Answer, objecting to the jurisdiction of the Travis County, Texas District Court, as well as denying all material allegations of Hamilton's Original Petition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the fiscal year covered by this Report to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded in the over-the-counter market, and is quoted and is listed on the Electronic Bulletin Board under the symbol, "CWRC". The market for the Company's Common Stock must be characterized as a limited market due to the relatively low trading volume. Set forth in the following table are high and low bid quotations for the Company's Common Stock for the fiscal years ended June 30, 1995 and 1996. All quotations have been adjusted to reflect the 1-for-35 split of the Company's Common Stock in 1993. The quotations represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions.


Quarter Ended                          High                Low
-------------                          ----                ---

September 30, 1994                    $4.75               $.125

December 31, 1994                      4.75                .125

March 31, 1995                         1.31                .25

June 30, 1995                           .75                .125

September 30, 1995                      .31                .03

December 31, 1995                       .19                .03

March 31, 1996                          .31                .03

June 30, 1996                           .56                 .06

         At May 16, 1996, there were approximately 1,092 record holders of the Company's Common Stock.

         The Company has not paid or declared cash distributions or dividends on its Common Stock and does not intend to pay cash dividends in the foreseeable future. Future cash dividends will be determined by the Company's Board of Directors based on the Company's earnings (if any), financial condition, capital requirements and other relevant factors. The Company may not pay dividends on its Common Stock without the consent of the holders of at least a majority of the outstanding Series A Preferred Stock. In addition, the holders of the Series A Preferred Stock shall be entitled to receive dividends, when and if declared by the Board of Directors of the Company, on an equal share-per-share basis with all outstanding shares of the Company's Common Stock. All of the shares of Series A Preferred Stock are owned by New Allied, a publicly held company. New Allied intends to distribute these shares to its shareholders.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                                    OPERATION

         The Company's ability to obtain the additional financing and to proceed with its plans for a gaming facility has been affected by the Company's disputes with New Allied, which has culminated in litigation and foreclosure proceedings on the Property in 1995, and the Company's filing of a bankruptcy petition under Chapter 11.

         Following review and approval of Country World's site and excavation plans, the City of Black Hawk, Colorado granted the Company a permit to commence excavation of the site. This segment of construction was completed in December 1994 at a cost of approximately $1,000,000. With the completion of excavation work, the next step involving the facility would be construction of the foundation. A foundation permit from the City of Black Hawk must be obtained prior to commencing this phase of the project. The Company estimates that expenses for services and materials in connection with constructing the foundation will be approximately $1,500,000. Country World does not presently have any of the funding necessary for this phase of the project. The Company has no firm understandings, agreements or arrangements for obtaining these funds. There can be no assurance that such funding can be obtained, or if obtained, that the terms and conditions will be favorable to the Company. Moreover, the Company estimates that the total project costs will approximate $30,000,000. The Company has no commitments for this funding.

         During the fiscal year ended June 30, 1995, the Company's disagreements with New Allied intensified. As a result of New Allied's unwillingness to cooperate with the Company, New Allied's failure to secure a release of the $475,000 first deed of trust on the Property, New Allied's misrepresentations to the Company and subsequent legal problems involving New Allied, the Company instituted litigation against New Allied.

         New Allied commenced foreclosure proceedings involving the Property. Due to the pendency of these proceedings, on October 12, 1995, the Company filed a Voluntary Petition Under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, District of Colorado (Case No. 95 20563 RJB). As a result, all creditors of the Company are stayed from commencing or continuing any action or enforcing any judgment or lien against the Company or property of the Company, except as otherwise authorized pursuant to Title 11 U.S.C. 362(b). Relief may be sought by the filing of a complaint in the Bankruptcy Court, pursuant to Title 11 U.S.C. 362(d). At present, the effects of the bankruptcy proceeding on the long term outlook for the Company, and the ability of the Company to commence development of the Property, are unclear.

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

         The Company received net proceeds of approximately $2,838,000 after payment of loan commitment fees, loan servicing fees and points to Kennedy of approximately $824,500 (of which $247,500 was received by Norlar, Inc.), the First Year Interest Obligation of $750,000 (of which $352,500 was received by Norlar, Inc.) and $610,000 for release of the prior first deed of trust on the Property. The holder of that deed of trust was the holder of a note which had not been paid by New Allied.

          Pursuant to the Order of the Bankruptcy Court, the Company will receive a credit for the amount paid to the holder of the note from New Allied as a direct offset against the Note made by the Company to New Allied. The note from the Company to New Allied was secured by a second deed of trust against the Property. The net proceeds received by the Company from the loan closing have been paid into an interest bearing account pending further order of the Bankruptcy Court. In November 1996 the Company made a final payment to New Allied on the Note. See Item 3.

          The Company has filed an initial Plan of Reorganization (the "Plan") with the Bankruptcy Court, which it is currently working to amend. The Company's current cash resources are less than the Company's expenses incurred during the bankruptcy proceedings and its other accounts payable. The Plan may not be acceptable to creditors of the Company for this or other reasons. If the Plan is not confirmed, a trustee could be appointed to liquidate the Company's property which could result in no proceeds to holders of the common stock of the Company.

          The Company has had no revenues from operations. The Company incurred a loss from operations of $416,440 in the fiscal year ended June 30, 1996, $(.04) per share, as compared to a net loss of $(757,659) or $(.11) per share, for the year ended June 30, 1995. The ability of the Company to achieve revenues in the future will be dependant upon realization of its plans to develop a gaming and entertainment facility on the Property.

         In addition to obtaining the necessary financing, the Company must obtain from the Colorado Gaming Commission approval to commence gaming operations. The Commission's action is predicated upon approval of the applications of all of the Company's principals. The Company is taking the steps necessary to go forward with its submission to state authorities of its gaming application and receive the required approvals to engage in gaming operations within the State of Colorado. However, there can be no assurance that the Company will be successful in its efforts. Management believes that the length of time and disposition of the gaming approval process cannot be accurately predicted at this point, but that the process could be time consuming and expensive.

         The Company intends to continue with its efforts of securing necessary construction and pre-opening capital through equity, debt, and/or joint venture opportunities as may be available. Although the Company is actively pursuing a number of different options, there can be no assurance that the Company will be successful in its efforts to raise the funding necessary to complete the project.

         Management continues to be encouraged concerning its planned development as Black Hawk continues to show its dominance in the Colorado gaming market. According to Colorado State Gaming Statistics released for August 1996, Black Hawk produced $20,528,005 of the reported $39,525,185 gaming win for the entire state representing approximately 52% marketing share with only 20 of the state's 59 operational casinos.


ITEM 7.  FINANCIAL STATEMENTS

         The Financial Statements are provided in the accompanying pages F-1 through F-20.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         In September 1994, the Company engaged as its principal accountant the firm of Ehrhardt Keefe Steiner & Hottman P.C. The former principal accountant for the Company (when it was known as Monolite Industries) was Schiemann &
Machen.  The Report of  Schiemann & Machen on the  financial  statements  of the

Company at and for the years ended June 30, 1993 and 1992 provided that the Company's recurring losses from operations and net capital deficiency raise substantial doubt about the Company's ability to continue as a going concern unless the Company obtains future profitable operations and/or obtains additional financing. The Report of Schiemann & Machen did not otherwise contain an adverse opinion or disclaimer of opinion, or modification as to uncertainty, audit scope or accounting principles.

         There were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its Report. The Company was informed that the firm of Schiemann & Machen had disbanded. The Company received a letter from Fred V. Schiemann confirming his lack of knowledge of any disagreements.

         In September 1996, the Company engaged as its principal accountant the firm of Moore Stephens, P.C. Moore Stephens, P.C. replaced the firm of Ehrhardt Keefe Steiner & Hottman P.C. The report of Ehrhardt Keefe Steiner & Hottman P.C. on the financial statements of the Company at and for the years ended June 30, 1995 and 1994 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, with the exception of the uncertainty regarding the Company's ability to continue as a going concern. The Company does not believe that there were any disagreements with Ehrhardt Keefe Steiner & Hottman P.C. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, during the past two years which, if not resolved to Erhardt Keefe Steiner & Hottman P.C.'s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its Report. The Company received a letter from Erhardt Keefe Steiner & Hottman P.C. stating that it was in agreement with the Company regarding these statements.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS OF THE COMPANY; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


         The following persons serve as officers and directors of the Company:

         Name                               Position
         ----                               --------

         Roger D. Leclerc                   President, Chief Executive Office
                                            and Director

         William H. Patrowicz               Secretary, Treasurer and Director

         Larry S. Berman                    Director

         Cary B. Berman                     Director

All of the Company's directors were elected to their positions in the fiscal year ended June 30, 1995. The directors hold their offices until the next Annual Meeting of the Shareholders of the Company and until their successors are elected. Officers serve at the discretion of the Company's Board of Directors.

         The  following  is  brief  biographical   information   concerning  the
Company's officer, directors and significant employees:

         Roger D. Leclerc, age 46, has served as President of the Company since December 1994. Prior thereto, Mr. Leclerc served as the Company's Project Manager for its proposed Country World Casino since May 1994. Prior to his involvement with the Country World Casino project, Mr. Leclerc was the General Manager for the Bull Durham Casino in Black Hawk. Immediately prior thereto, he served as a General Manager of the Miner's Pick Casino in Central City. From March, 1990 to June, 1992, he was the General Manager of A&L Enterprises Inc. in Deadwood, South Dakota, which operated Ms. Kitty's Wilderness Edge Casino and Days Inn Hotel and Casino.

         William H. Patrowicz, age 48, has served as President, Chief Operating Officer and Director of Holly since June 1992. From 1982 to December 1991, Mr. Patrowicz was employed by Gunnebo Fastening Corp., most recently as Senior Vice President of Operations.

         Larry S. Berman, age 61, has served as Chairman of the Board of Directors, Secretary and Director of Holly since June 1992. Since 1982, Mr. Berman has been Vice President of Coastal Leasing and Investment, Inc. where he is responsible for restructuring and otherwise assisting companies to raise debt and equity funds.

         Cary B. Berman, age 35, served as a Sales Representative for Holly from December 1992 until December 1993 when he was promoted to Vice President of Retail Sales. Prior to joining Holly, Mr. Berman was President of Active American Apparel, Inc., a New York based clothing company, from 1985 to December 1992. Cary B. Berman is the son of Larry S. Berman.

         Section 16(a) of the Exchange Act requires the Company's officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership to the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required by the regulations of the Commission to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of copies of such reports received by it, the Company believes that all filing requirements applicable to its current officers and directors were complied with for the fiscal year ended June 30, 1996. The Company is unaware of the compliance of its 10% shareholders and its former officers and directors.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth all cash compensation paid by the Company to each Executive Officer whose total annual salary and bonus exceeded $100,000, including all cash compensation paid the Company's Chief Executive Officers.


                                            SUMMARY COMPENSATION TABLE


                                                                 Long Term Compensation
                                                                 ----------------------
                                 Annual Compensation               Awards            Payouts
                                 -------------------               ------            -------
                                                               Other
                                                               Annual          Restricted                                 All Other
Name and Principal                  Salary                     compensa-       Stock Awards     Options/       LTIP       Compensa-
Position                  Year        ($)         Bonus        tion (1)        (1)              SARs           Payouts    tion
==================        ====      =======       =====        =========       ============     ========       =======    =========
                                                                                                                 (1)
                                                                                                                 ===
Suzanne M. Sullivan       1996        -0-          -0-           -0-             -0-              -0-            -0-         -0-
President and Secretary   1995        -0-          -0-           -0-             -0-              -0-            -0-         -0-
                          1994        -0-          -0-           -0-             -0-              -0-          12,500        -0-

Timothy M. Dougall        1996        -0-          -0-           -0-             -0-              -0-            -0-         -0-
Chairman of the Board,    1995      146,000        -0-           -0-             -0-              -0-            -0-         -0-
President and Chief       1994        -0-          -0-           -0-             -0-            1,250,000        -0-         -0-
Executive Officer


Jay R. Roberts            1996        -0-          -0-           -0-             -0-              -0-            -0-         -0-
President and Chief       1995       37,390        -0-           -0-             -0-              -0-            -0-         -0-
Executive Officer         1994       34,000       14,400         -0-             -0-              800,000        -0-         -0-

Roger D. Leclerc          1996       63,500         -0-          -0-             -0-              -0-            -0-         -0-
President and Chief       1995       61,000         -0-          -0-             -0-              -0-            -0-         -0-
Executive Officer         1994          750         -0-          -0-             -0-              -0-            -0-         -0-


-----------------

(1) The Company's present management has been informed that the Company's former President, Suzanne M. Sullivan, was issued 714,285 shares (as adjusted to reflect a reverse stock split) of Common Stock for services valued at $12,500. There was no active market for the Company's Common Stock when the issuance of the Common Stock was authorized.

     During the fiscal year ended June 30, 1994, the Company entered into a Management Agreement with WTD Associates, Inc., a company owned by Timothy
     M. Dougall, then Chairman of the Board of Directors, President and Chief Executive Officer of the Company and William M. Dougall, a Director of the Company. The Agreement required the Company to pay to WTD $20,000 per month for its services through December 31, 1993, at which time the monthly payment increased to $27,500. The Agreement granted an option for 250,000 shares of common stock at an exercise price of $.01 per share and a warrant to purchase 1,000,000 shares of common stock with an exercise price of $3.50 per share. In March, 1994, the Agreement was terminated. The option to purchase 250,000 shares of common stock had been exercised, and the Company repurchased 125,000 shares at the exercise price of $.01 per share. The warrant to purchase 1,000,000 shares was cancelled. Compensation paid to WTD Associates has been set forth opposite the name of Timothy M. Dougall in the Table set forth above. The Company is unaware of what portion of such compensation was paid to Timothy M. Dougall.

     During the fiscal year ended June 30, 1994, the Company entered into an Employment Agreement with its then President and Chief Executive Officer, Jay R. Roberts. Pursuant to this Employment Agreement, Mr. Roberts was entitled to receive an annual salary of $120,000, which would be increased to $180,000 at the opening of the Country World Casino. In addition, Mr. Roberts was entitled to incentive compensation equal to 4% of the Company's earnings before interest, taxes, depreciation and amortization. The Company also agreed to pay to Mr. Roberts an expense allowance of $57,600 per year. The Employment Agreement may be terminated for cause, including the failure of Mr. Roberts to obtain a license from the Colorado Gaming Commission. Mr. Roberts left the Company's employ in December 1994 and the agreement has been terminated. In connection with his employment arrangements, Mr. Roberts was granted options to purchase up to 800,000 shares of the Company's common stock. Options to purchase 125,000 shares were exercisable until May 31, 1995, at $.25 per share. Options to purchase 375,000 shares are exercisable from June 1, 1995 to May 31, 1997, at $3.50 per share. Options to purchase 300,000 shares are exercisable from June 1, 1997 to May 31, 1999, at $6.00 per share.

     During the fiscal year ended June 30, 1994, Stanley Richards, who was then Secretary-Treasurer of the Company, was also granted options to purchase an aggregate of 575,000 shares of the Company's common stock, of which options to purchase 75,000 shares at $.25 per share were exercised by Mr. Richards in April, 1994. Mr. Richards holds options to purchase 250,000 shares exercisable from June 1, 1995 to May 31, 1997, at $3.50 per share and options to purchase 250,000 shares exercisable from June 1, 1997 to May 31, 1999, at $5.00 per share. Options to purchase shares of the Company's common stock were also granted to Messrs. Cook, Kaplan, and Nation, who were then Directors of the Company, as set forth in Item 12 below.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the persons known to the Company to own beneficially more than 5% of the outstanding shares of common stock on October 8, 1996, and information as of October 8, 1996, with respect to the ownership of common stock by each director of the Company and by all officers and directors as a group.

  Name and Address of                  Shares Beneficially
    Beneficial Owner                         Owned                   Percent
  ---------------------                --------------------          -------

  New Allied Development                  2,500,000(1)                19.1%
   Corporation
  3200 Cherry Creek S. Drive
  Suite 360
  Denver, CO  80209

  Holly Products, Inc.                    7,185,453(2)                66.3%
  360 Crider Avenue
  Moorestown, NJ 08057

  Cary B. Berman                          7,185,453(3)                66.3%
  360 Crider Avenue
  Moorestown, NJ 08057

  Larry S. Berman                         7,185,453(3)                66.3%
  360 Crider Avenue
  Moorestown, NJ 08057

  Roger D. Leclerc
  3100 S. Cherry Creek Drive South
  Denver, Co 80209

  William H. Patrowicz                    7,185,453(3)                66.3%
  360 Crider Avenue
  Moorestown, NJ 08057


  All Officers and                        7,185,453(2)(3)             66.3%
  Directors as a Group
  (4 Persons)

----------

(1) New Allied Development Corporation is the owner of 2,250,000 shares of the Company's Series A Preferred Stock, which constitutes all of the Company's outstanding Preferred Stock. The Series A Preferred Stock is convertible into Common Stock on a one share for one share basis. The Table also includes 250,000 shares of Common Stock owned by New Allied.

(2) The above does not include an additional 20,000,000 shares of common stock which are the subject of a letter agreement between the Company and Holly dated April 17, 1995. See Item 12.

(3) Messrs. Larry B. Berman, Cary S. Berman and William H. Patrowicz are affiliated with Holly Products, Inc., and therefore may be deemed to be beneficial owners of the Company's shares held by Holly Products, Inc.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         A former President of the Company, Suzanne M. Sullivan, received 714,285 shares of Common Stock for services valued at $12,500. See Item 10.

         As more fully stated in Item 10 above, the Company entered into a Management Agreement with WTD Associates, Inc., a firm owned by Timothy M. Dougall, who was then Chairman of the Board of Directors, President and Chief Executive Officer of the Company, and William M. Dougall, who was then a Director of the Company. The Agreement was terminated in March, 1994.

         The Company entered into an Employment Agreement with Jay R. Roberts for a term commencing May 1, 1994, as more fully provided in Item 10 above. This agreement was later terminated.

         The Company granted stock options to its officers and directors in the fiscal year ended June 30, 1994, as discussed in Items 10 and 11 above.

          The sole holder of the Company's Series A Convertible Preferred Stock, New Allied, acquired its shareholdings in connection with a sale to the Company in August, 1993, of the property upon which the Company proposes to construct its Country World Casino. New Allied also received cash and a promissory note (secured by a Deed of Trust on the Property) in connection with this transaction. In June, 1994, the Company completed the acquisition of an additional 375,000 square feet of vacant land located in close proximity to the land which is the site for the proposed Country World Casino. The Company paid $200,000 to New Allied, delivered a promissory note in the amount of $725,000 and issued 250,000 shares of its common stock. See Items 2 and 7 of this Report. The Company has been engaged in litigation with New Allied as described in Item 3.

         As more particularly described in Item 2, the Company has entered into Consulting Agreements with First Federal Mortgage & Loan Company ("First Federal"). The Agreements with First Federal are described in Item 2 of this Report. Grady Sanders is the President of First Federal. It is the Company's understanding that Mr. Sanders has a close personal relationship with Erica Hull, the President of New Allied. The Company terminated the Consulting Agreement with First Federal during the fiscal year ended June 30, 1995. First Federal Disputes this termination, but has not undertaken any action. The Company has been informed that Mr. Sanders has consented to permanent injunctions in 1978 and 1989 in connection with actions brought by the Securities and Exchange Commission. The Company has further been informed that these injunctions prohibit Mr. Sanders from violating certain provisions of the federal securities laws and that, in connection with his consent, Mr. Sanders neither admitted nor denied the allegations made by the Securities and Exchange Commission.

         During the fiscal year ended June 30, 1995, the Company borrowed $1,000,000 from Holly, which indebtedness plus accrued interest, was then cancelled by the issuance to Holly of 5,000,000 shares of the Company's common stock. The Company also agreed with Holly that Holly would have the right to purchase up to an additional 20,000,000 shares of common stock at $.20 per share if additional funding were provided within a reasonable time and progress continued to be made concerning financing for the proposed Country World Casino.

         In May 1995 the Company agreed with Holly to pay Holly $15,000 per week as a management fee. During the bankruptcy proceedings, it was agreed that no monies would be paid to Holly for management services.

         Holly has provided advances to the Company. At June 30, 1996, the Company was indebted to Holly in the amount of $285,068.

         In March 1996, the Bankruptcy Court granted the Company's motion to approve $5,000,000 in financing, which financing was obtained on May 31, 1996. The $5,000,000 financing was obtained from a group of lenders led by Kennedy Funding, Inc., and Anglo-American Financial as agent ("Kennedy"). The lending group included Norlar, Inc. Norlar, Inc. is a closely-held corporation beneficially owned by Larry Berman and his wife. Mr. Berman is a director of the Company, and an officer, director and principal shareholder of Holly. The Company received net proceeds of approximately $2,838,000 after payment of loan commitment fees, loan servicing fees and points to Kennedy of approximately $824,500 (of which $247,500 was received by Norlar, Inc.), the first year interest obligation of $750,000 (of which $352,500 was received by Norlar, Inc.) and $610,000 for release of the prior first deed of trust on the Property.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          --------

Exhibit No.  Description
-----------  -----------

3.1 Articles of Incorporation of the Company, as amended, previously filed as an Exhibit to the Company's Report on Form 10-KSB for the year ended June 30, 1994, is incorporated herein by reference.

3.2 Bylaws of the Company, previously filed as an Exhibit to the Company's Report on Form 10- KSB for the year ended June 30, 1994, is incorporated herein by reference.

4.1 Certificate of Designation of Series A Preferred Stock, as amended, previously filed as an Exhibit to the Company's Report on Form 10-KSB for the year ended June 30, 1994, is incorporated herein by reference.

10.1 Letter agreement dated July 29, 1993, between the Company and New Allied Development Corporation, previously filed as an Exhibit to the Company's Report on Form 10-KSB for the year ended June 30, 1993, is incorporated herein by this reference. Letter agreements dated February 3, 1994, March 31, 1994 and August 12, 1994, between the Company and New Allied Development Corporation, amending the July 29, 1993 Letter Agreement, previously filed as an Exhibit to the Company's Report on Form 10-KSB for the year ended June 30, 1994 is incorporated herein by reference.

10.2 Letter agreement dated August 25, 1993, between the Company and New Allied Development Corporation regarding the purchase of vacant land in Black Hawk, Colorado, previously filed as an Exhibit to the Company's Report on Form 8-K, filed on or about September 8, 1993, is incorporated herein by this reference.

10.3 Office Lease between the Company and Rosewood Property Company, dated 1993, previously filed as an Exhibit to the Company's Report on Form 8-K, filed on or about October 2, 1993, is incorporated herein by this reference.

10.4 Employment Agreement between the Company and Jay R. Roberts, effective May 1, 1994, previously filed as an Exhibit to the Company's Report on Form 10-KSB for the year ended June 30, 1994, is incorporated herein by reference.

10.5 Consulting Agreement between the Company and First Federal Mortgage & Loan, dated March 10, 1994, previously filed as an Exhibit to the Company's Report on Form 10-KSB for the year ended June 30, 1994, is incorporated herein by reference.

10.6 Construction Contract between the Company and Haselden Construction, Inc., dated July 11, 1994, previously filed as an Exhibit to the Company's Report on Form 10-KSB for the year ended June 30, 1994, is incorporated herein by reference.

10.7 Letter Agreement between the Company and Holly Products, Inc., dated April 17, 1995, previously filed as an Exhibit to the Company's Report on Form 8-K, filed on or about May 2, 1995, is incorporated herein by reference.

10.8 Promissory Note, dated May 20, 1996, in the principal amount of $5,000,000 made by the Company to Kennedy Funding, Inc., and Anglo-American Financial.

10.9 Environmental Indemnity Agreement, dated May 17, 1996, made by the Company and Holly Products, Inc. for the benefit of Kennedy Funding, Inc., and Anglo-American Financial.

16.1 Letter from Fred V. Schiemann, former accountant, previously filed as an exhibit to the Company's Report on Form 8-K, filed on or about December 8, 1994, is incorporated herein by this reference.

16.2 Letter from Ehrhardt Keefe Steiner & Hottman P.C., former accountant, previously filed as an exhibit to the Company's report on Form 8-K, filed on September 23, 1996 is incorporated herein by this reference.

      (b)  Reports on Form 8-K

           No reports on Form 8-k were filed during the last quarter of the fiscal year ended June 30, 1996.

COUNTRY WORLD CASINOS, INC.
[DEBTOR-IN-POSSESSION]
[A DEVELOPMENT STAGE COMPANY]
--------------------------------------------------------------------------------


TABLE OF CONTENTS
--------------------------------------------------------------------------------



                                                                       Page

Report of Independent Auditors ....................................    F-2

Independent Auditors' Report ......................................    F-3

Financial Statements:

   Balance Sheet as of June 30, 1996............................... F-4 - F-5

   Statements of Operations for the years ended
   June 30, 1996 and 1995 and for the period from
   November 9, 1982 [date of inception] through June 30, 1996 .....    F-6

   Statement of Stockholders' Equity for the
   period from November 9, 1982 [date of inception]
   through June 30, 1996...........................................  F-7 - F-9

   Statements of Cash Flows for the years ended
   June 30, 1996 and 1995 and for the period from November 9, 1982 [date of inception] through June 30, 1996 ... F-10 - F-11

Notes to Financial Statements..................................... F-12 - F-21







                                . . . . . . . . .

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders
   Country World Casinos, Inc.
   Denver, Colorado


     We have audited the accompanying balance sheet of Country World Casinos, Inc. [Debtor-in-Possession] [a Development Stage Company] as of June 30, 1996, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Country World Casinos, Inc. [Debtor-in-Possession] [a Development Stage Company] as of June 30, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. We express no opinion on the cumulative period from inception (November 9, 1982)through June 30, 1996.

     The accompanying financial statements have been prepared assuming that Country World Casinos, Inc. will continue as a going concern. As discussed in
Note 1 to the financial statements, the Company has suffered recurring losses from operations and has filed a voluntary petition for reorganization under Chapter 11 of the federal bankruptcy laws and is currently operating as a Debtor-in- Possession. These conditions raise substantial doubt about Country World Casinos, Inc.'s ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial
statements  do  not  include  any  adjustments   that  might  result  from  this
uncertainty.







                                                 MOORE STEPHENS, P.C.
                                                 Certified Public Accountants.



Cranford, New Jersey
September 20, 1996

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Country World Casinos, Inc.
Denver, Colorado


We have audited the statements of operations, stockholders' equity and cash flows for Country World Casinos, Inc. (a development stage company) for the year ended June 30, 1995 and the June 30, 1995 amounts included in the cumulative amounts from inception of the Company. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material missstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Country World Casinos, Inc. (a development stage company) for the year ended June 30, 1995 and the June 30, 1995 amounts included in the cumulative amounts from inception of the Company, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Country World Casinos, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has filed for bankruptcy under Chapter 11, is in the development stage, and has suffered recurring losses from operations and has a working capital deficiency that raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note 1. The financial statements do not include any adjustments that might result from this uncertainty.


                                       /S/  EHRHARDT KEEFE STEINER & HOTTMAN PC
                                       ----------------------------------------
                                            Ehrhardt Keefe Steiner & Hottman PC


October 5, 1995 (except for Note 1
 the date of which is October 12, 1995)
Denver, Colorado

COUNTRY WORLD CASINOS, INC.
[DEBTOR-IN-POSSESSION]
[A DEVELOPMENT STAGE COMPANY]
--------------------------------------------------------------------------------


BALANCE SHEET AS OF JUNE 30, 1996.
--------------------------------------------------------------------------------






Assets:
Current Assets:
   Cash                                                   $  1,773,509
   Prepaid Interest                                            687,500
                                                          ------------

   Total Current Assets                                      2,461,009
                                                          ------------
Property and Equipment:
   Land                                                      7,475,475
   Casino Under Development                                  4,501,208
   Furniture and Equipment                                      48,068
                                                          ------------

   Total                                                    12,024,751
   Less: Accumulated Depreciation                              (12,900)
                                                          ------------

   Total Property and Equipment                             12,011,851
                                                          ------------
Other Asset:
   Deposits                                                        440
   Restricted Cash                                              49,994
                                                          ------------
   Total Other Asset                                            50,434
                                                          ------------
   Total Assets                                           $ 14,523,294
                                                          ============



See Notes to Financial Statements.

COUNTRY WORLD CASINOS, INC.
[DEBTOR-IN-POSSESSION]
[A DEVELOPMENT STAGE COMPANY]
--------------------------------------------------------------------------------


BALANCE SHEET AS OF JUNE 30, 1996.
--------------------------------------------------------------------------------




Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable                                        $    147,409
   Accrued Expenses                                             100,085
   Accrued Interest                                             146,586
   Due to Parent Company                                        285,068
   Capital Lease Obligation                                       3,155
                                                           ------------

   Total Current Liabilities                                    682,303
                                                           ------------

Long-Term Liabilities:
   Long-Term Debt - Related Party                             2,350,000
   Long-Term Debt - Others                                    2,650,000
   Capital Lease Obligations                                      7,535
                                                           ------------

   Total Long-Term Liabilities                                5,007,535
                                                           ------------

Commitments and Contingencies                                      --
                                                           ------------
Liabilities Subject to Compromise:
   Accounts Payable                                             415,365
   Accrued Expenses                                              41,937
   Notes Payable - Stockholder                                1,834,837
   Accrued Interest                                             225,135
                                                           ------------

   Total Liabilities Subject to Compromise                    2,517,274
                                                           ------------
Stockholders' Equity:
   Preferred Stock, $.001 Par Value, 25,000,000
   Shares Authorized - Convertible Preferred,
    2,250,000 Shares Issued and Outstanding
     [Liquidation Preference $7,492,500]                          2,250

   Common Stock, $.001 Par Value, 50,000,000
     Shares Authorized,10,836,187 Issued and Outstanding         10,836

   Additional Paid-in Capital                                 9,562,550

   Accumulated Deficit                                       (3,259,454)
                                                            -----------

   Total Stockholders' Equity                                 6,316,182
                                                            -----------

   Total Liabilities and Stockholders' Equity              $ 14,523,294
                                                           ============




See Notes to Financial Statements.



COUNTRY WORLD CASINOS, INC.
[DEBTOR-IN-POSSESSION]
[A DEVELOPMENT STAGE COMPANY]
-----------------------------------------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------------------
                                                                                                      For the
                                                                                                    period from
                                                                                                     November 9,
                                                                                                     1982 [Date
                                                                                                    of Inception]
                                                                        Years ended                    through
                                                                         June 30,                      June 30,
                                                              ------------------------------        --------------
                                                                 1 9 9 6           1 9 9 5              1 9 9 6
                                                                 -------           -------              -------
Costs and Expenses:
   Research and Development Costs                             $       --          $       --          $    122,000
   Loss on Non-Marketable Securities                                  --                  --                85,000
   Write off of Loan Receivable                                       --                  --                90,000
   General and Administrative Expenses                             414,930             806,977           2,954,623
   Depreciation Expense                                              6,398               4,903              35,647
                                                              ------------        ------------        ------------

   Totals                                                          421,328             811,880           3,287,270
                                                              ------------        ------------        ------------

Other Income [Expense]:
   Interest Income                                                   6,719               9,095              67,369
   Rental Income                                                      --                45,126              45,126
   Forfeited Deposit                                                  --                  --              (100,000)
                                                              ------------        ------------        ------------

   Totals                                                            6,719              54,221              12,495
                                                              ------------        ------------        ------------

   [Loss] Before Bankruptcy Expenses, Extraordinary
     Item and Discontinued Operations                             (414,609)           (757,659)         (3,274,775)

Bankruptcy Expenses:
   Professional Fees                                               151,831                --               151,831
                                                              ------------        ------------        ------------

   [Loss] from Continuing Operations Before
     Discontinued Operations and Extraordinary Item               (566,440)           (757,659)         (3,426,606)
                                                              ------------        ------------        ------------

Discontinued Operations:
   Gain on Disposal of Subsidiaries                                   --                  --               389,286
   [Loss] from Discontinued Operations                                --                  --              (389,286)
                                                              ------------        ------------        ------------

   Total Discontinued Operations                                      --                  --                  --
                                                              ------------        ------------        ------------

   [Loss] Before Extraordinary Item                               (566,440)           (757,659)         (3,426,606)

Extraordinary Item:
   Extraordinary Gain on Forgiveness of Debt                       150,000                --               167,152
                                                              ------------        ------------        ------------

   Net [Loss]                                                 $   (416,440)       $   (757,659)       $ (3,259,454)
                                                              ============        ============        ============

Per Share Data:
   Net [Loss] Per Share Before Extraordinary Item             $       (.05)       $       (.11)
   Extraordinary Item Per Share                                        .01                --
                                                              ------------        ------------

   Net [Loss] Per Share                                       $       (.04)       $       (.11)
                                                              ============        ============

Weighted Average Number of Shares                               10,836,187           6,694,097
                                                              ============        ============

See Notes to Financial Statements

COUNTRY WORLD CASINOS, INC.
[DEBTOR-IN-POSSESSION]
[A DEVELOPMENT STAGE COMPANY]
-------------------------------------------------------------------------------------------------------------------


STATEMENT OF STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------
                                                                                          Common Stock
                                                                              --------------------------------------------
                                                        Preferred Stock                                    Subscribed
                                                       ------------------                               ------------------
                                                       Shares      Amount     Shares       Amount       Shares      Amount
                                                       ------      ------     ------       ------       ------      ------

November 9, 1982 [Date of Inception]                       --    $   --           --      $     --        --      $    --

Issuance of Shares for Cash                                --        --        2,971            15        --           --

Issuance of Common Stock to the Public                     --        --        1,474             8        --           --

Deferred Offering Costs                                    --        --           --            --        --           --

Cancellation of Common Stock                               --        --         (800)           (4)       --           --

Issuance of Shares for Services                            --        --       85,714           429        --           --

Issuance of Common Stock at a Discount                     --        --    1,339,212         6,696        --           --

Capital Contribution                                       --        --           --            --        --           --

Net Loss for the Period from November 9,
   1982 [Date of Inception] Through
   June 30, 1992                                           --        --           --            --        --           --
                                                        -----   --------   ----------    ----------    -----       ------

   Balance - June 30, 1992                                 --        --     1,428,571         7,144       --           --

Issuance of Common Stock at a Discount
   for Services                                            --        --       714,287         3,571       --           --

Net Loss for Year Ended June 30, 1993                      --        --            --            --       --           --
                                                         ----   --------   ----------    ----------     ----       ------

   Balance - June 30, 1993 - Forward                       --   $    --     2,142,858    $   10,715       --       $   --


                                                                     Deficit
                                                                   Accumulated
                                                    Additional     During the         Total
                                                      Paid-in      Development    Stockholders'
                                                     Capital         Stage          Equity
                                                   ------------  ------------- ---------------
November 9, 1982 (Date of Inception)               $      --       $   --        $      --

Issuance of Shares for Cash                            1,510           --            1,525

Issuance of common Stock to the Public               644,992           --          645,000

Deferred Offering Costs                             (115,690)          --         (115,690)

Cancellation of Common Stock                               4           --               --

Issuance of Shares for Services                       14,571           --           15,000

Issuance of Common Stock at a Discount                13,304           --           20,000

Capital Contribution                                   2,850           --            2,850

Net Loss for the Period from November 9,
   1982 (Date of Inception) Through
   June 30, 1992                                          --      (221,169)       (221,169)
                                                    --------      --------        --------                 Deficit

Balance - June 30, 1992                              561,541      (221,169)        347,516

Issuance of Common Stock at a Discount
   for Services                                        8,929            --          12,500

Net Loss for Year Ended June 30, 1993                     --      (373,401)       (373,401)
                                                   ---------     ---------       ---------

See Notes to Financial Statements

                                                                    F-7


COUNTRY WORLD CASINOS, INC.
[DEBTOR-IN-POSSESSION]
[A DEVELOPMENT STAGE COMPANY]
---------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Common Stock
                                                                                 ------------------------------------------------
                                                        Preferred Stock                                            Subscribed
                                                       ------------------                                      ------------------
                                                       Shares      Amount         Shares       Amount          Shares      Amount
                                                       ------      ------         ------       ------          ------      ------
  Balance - June 30, 1993 - Forwarded                     --     $     --        2,142,858    $   10,715          --     $     --

Change in Par Value from $.005 to $.001                   --           --               --        (8,572)         --           --

Issuance of Stock for Cash issued September 1993          --           --          600,000           600          --           --

Issuance of Stock for Cash issued September 1993          --           --        1,500,000         1,500          --           --

Issuance of Convertible Preferred Stock for
  Acquisition of Land Valued at $1.00
  Per Share issued July 1993                         2,250,000        2,250             --            --          --           --

Issuance of Stock to Related Party for Cash and
  Services Pursuant to Exercise of Options                --           --          250,000           250          --           --

Purchase and Cancellation of  Treasury  Stock             --           --         (125,000)         (125)         --           --

Issuance of Stock for Cash [140,000 Shares and
  60,662 Shares issued December 1993 and
  January 1994, Respectively]                             --           --          200,662           200          --           --

Issuance of Common Stock for Acquisition of Land
  Valued at $1.00 Per Share issued June 1994              --           --          250,000           250          --           --

Issuance of Common Stock for Cash and
  Services Pursuant to Exercise of Options
  [75,000 Shares and 20,000 Shares issued
  April and June 1994, Respectively]                      --           --           95,000            95          --           --

Issuance of Common Stock for Services
  Rendered Valued at $2.50 Per Share issued
  April 1994                                              --           --          200,000           200          --           --

Subscription of Common Stock Pursuant to
  Private Placement Offering                              --           --             --            --         262,667        263

Net Loss for Year Ended June 30, 1994                     --           --             --            --            --           --
                                                    ----------   ----------     ----------    ----------     ---------   --------

  Balance - June 30, 1994 - Forward                 2,250,000    $    2,250      5,113,520    $    5,113       262,667   $    263




                                       F-8 (Continued on following page)

COUNTRY WORLD CASINOS, INC.
[DEBTOR-IN-POSSESSION]
[A DEVELOPMENT STAGE COMPANY]
---------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------------------
                                                                         Deficit
                                                                       Accumulated
                                                         Additional     During the         Total
                                                           Paid-in      Development    Stockholders'
                                                          Capital         Stage          Equity
                                                        ------------  -------------    -------------

  Balance - June 30, 1993 - Forwarded                   $  570,470      $ (594,570)     $   (13,384)

Change in Par Value from $.005 to $.001                      8,572              --               --

Issuance of Stock for Cash issued September 1993           599,400              --          600,000

Issuance of Stock for Cash issued September 1993         1,498,500              --        1,500,000

Issuance of Convertible Preferred Stock for
  Acquisition of Land Valued at $1.00
  Per Share issued July 1993                             2,247,750              --        2,250,000

Issuance of Stock to Related Party for Cash and
  Services Pursuant to Exercise of Options                 249,750              --          250,000

Purchase and Cancellation of  Treasury  Stock             (124,875)             --         (125,000)

Issuance of Stock for Cash [140,000 Shares and
  60,662 Shares issued December 1993 and
  January 1994, Respectively]                              499,800              --          500,000

Issuance of Common Stock for Acquisition of Land
  Valued at $1.00 Per Share issued June 1994               249,750              --          250,000

Issuance of Common Stock for Cash and
  Services Pursuant to Exercise of Options
  [75,000 Shares and 20,000 Shares issued
  April and June 1994, Respectively]                       237,405              --          237,500

Issuance of Common Stock for Services
  Rendered Valued at $2.50 Per Share issued
  April 1994                                               499,800              --          500,000

Subscription of Common Stock Pursuant to
  Private Placement Offering                               787,737              --          788,000

Net Loss for Year Ended June 30, 1994                           --      (1,490,785)     (1,490,785)
                                                        ----------      ----------       ---------

  Balance - June 30, 1994 - Forward                    $ 7,324,059     $(2,085,355)    $ 5,246,330

See Notes to Financial Statements.


COUNTRY WORLD CASINOS, INC.
[DEBTOR-IN-POSSESSION]
[A DEVELOPMENT STAGE COMPANY]
----------------------------------------------------------------------------------------------------------------------------


STATEMENT OF STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------
                                                                                             Common Stock
                                                                       -----------------------------------------------------
                                                Preferred Stock                                            Subscribed
                                            -----------------------                                  -----------------------
                                             Shares         Amount       Shares       Amount          Shares      Amount
                                             ------         ------       ------       ------          ------      ------

   Balance - June 30, 1994 - Forwarded      2,250,000       $2,250     5,113,520   $     5,113       262,667    $       263

Issuance of Common Stock Pursuant
  to Private Placement Offering                 --            --         460,000           460          --             --

Issuance of Stock for Outstanding Note
   issued April 20, 1995                        --            --       5,000,000         5,000          --             --

Convert Subscribed Stock to Common
   And Record Fees                              --            --         262,667           263      (262,667)          (263)

Net Loss for Year Ended June 30, 1995           --            --            --            --            --             --
                                         -----------      --------    ----------   -----------   -----------    -----------

   Balance - June 30, 1995                 2,250,000         2,250    10,836,187        10,836          --             --

Net Loss for Year Ended June 30, 1996           --            --            --            --            --             --
                                         -----------      --------   ----------   -----------   -----------    -----------

   Balance - June 30, 1996                 2,250,000      $  2,250    10,836,187   $    10,836          --      $      --
                                         ===========      ========    ==========   ===========   ===========    ===========


                                                                  Deficit
                                                                Accumulated
                                               Additional       During the             Total
                                                 Paid-in        Development         Stockholders'
                                                 Capital           Stage               Equity
                                              ------------     -------------        -------------
  Balance - June 30, 1994 - Forwarded         $ 7,324,059        $(2,085,355)        $ 5,246,330

Issuance of Common Stock Pursuant
  to Private Placement Offering                 1,229,040               --             1,229,500

Issuance of Stock for Outstanding Not
   issued April 20, 1995                        1,009,451               --             1,014,451

Convert Subscribed Stock to Common
   And Record Fees                                   --                 --                  --

Net Loss for Year Ended June 30, 1995                --             (757,659)           (757,659)
                                              -----------        -----------         -----------

   Balance - June 30, 1995                      9,562,550         (2,843,014)          6,732,622

Net Loss for Year Ended June 30, 1996                --             (416,440)           (416,440)
                                              -----------        -----------         -----------

   Balance - June 30, 1996                    $ 9,562,550        $(3,259,454)        $ 6,316,182
                                              ===========        ===========         ===========
See Notes to Financial Statements

                                                      F-9




COUNTRY WORLD CASINOS, INC.
[DEBTOR-IN-POSSESSION]
[A DEVELOPMENT STAGE COMPANY]
------------------------------------------------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------
                                                                                                            For the
                                                                                                           period from
                                                                                                            November 9,
                                                                                                            1982 [Date
                                                                                                           of Inception]
                                                                                Years ended                  through
                                                                                 June 30,                    June 30,
                                                                      ------------------------------       ------------
                                                                       1 9 9 6             1 9 9 5            1 9 9 6
                                                                       -------             -------            -------
Operating Activities:
   Continuing Operations:
     [Loss] Before Extraordinary Item                                 $ (566,440)       $   (757,659)       $(3,426,606)
                                                                      ----------        ------------        -----------
     Adjustments to Reconcile Net [Loss] to Net Cash
       [Used for] Operating Activities:
       Depreciation                                                         6,398              4,903             35,647
       Common Stock Issued for Interest                                      --               14,451             14,451
       Common Stock Issued for Services                                      --                 --              837,500
       Loss on Nonmarketable Securities                                      --                 --              (85,000)
       Write off on Loan Receivable                                          --                 --              (90,000)
       Extraordinary Item                                                 150,000               --              167,152

     Changes in Assets and Liabilities:
       [Increase] Decrease in:
         Due from Related Party                                            16,136            (16,136)              --
         Noncurrent Assets                                                   --                 --              237,000
         Prepaid Expenses                                                (687,500)              --             (687,500)

       Increase [Decrease] in:
         Accounts Payable                                                 147,409               --              147,409
         Accounts Payable - Liabilities Subject to
           Compromise                                                    (253,229)           308,238            415,365
         Accrued Expenses                                                  70,315           (126,350)           208,347
         Accrued Expenses - Subject to Compromise                          41,937               --               41,937
         Due to Parent Company                                            285,068               --              285,068

     Discontinued Operations:
       Net [Loss]                                                            --                 --             (389,286)
       Adjustments to Reconcile Net [Loss] to Net Cash
         [Used for] Operating Activities:
         Gain on Disposal of Assets                                          --                 --              389,286
                                                                      -----------        -----------        -----------

       Total Adjustments                                                 (223,466)           185,106          1,527,376
                                                                      -----------        -----------        -----------

   Net Cash Used for Operating Activities - Forward                      (789,906)          (572,553)        (1,899,230)
                                                                      -----------        -----------        -----------

Investing Activities:
   Purchase of Land and Payment of Casino
     Development Costs                                                   (872,420)        (1,956,579)        (5,038,225)
   Purchase of Furniture and Equipment                                       --               (1,780)           (57,406)
   Investment in Patent                                                      --                 --              (62,000)
   Deposits and Other                                                       3,363             15,750               (440)
   Increase in Restricted Cash                                            (49,994)              --              (49,994)
                                                                      -----------        -----------        -----------

   Net Cash Used for Investing Activities - Forward                   $  (919,051)      $ (1,942,609)       $(5,208,065)

See Notes to Financial Statements

                                                           F-10




COUNTRY WORLD CASINOS, INC.
[DEBTOR-IN-POSSESSION]
[A DEVELOPMENT STAGE COMPANY]
----------------------------------------------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------------
                                                                                                         For the
                                                                                                        period from
                                                                                                        November 9,
                                                                                                        1982 [Date
                                                                                                       of Inception]
                                                                              Years ended                through
                                                                                June 30,                 June 30,
                                                                     ----------------------------     --------------
                                                                       1 9 9 6           1 9 9 5         1 9 9 6
                                                                       -------           -------         -------
   Net Cash Used for Operating Activities -
     Forwarded                                                       $  (789,906)     $  (572,553)     $(1,899,230)
                                                                     -----------      -----------      -----------

   Net Cash Used for Investing Activities - Forwarded                   (919,051)      (1,942,609)      (5,208,065)
                                                                     -----------      -----------      -----------

Financing Activities:
   Payment of Capital Lease Obligation                                    (2,718)            --             (2,718)
   Proceeds from Long-Term Borrowings                                  5,000,000        1,000,000        6,000,000
   Repayments on Long-Term Borrowings - Subject to
     Compromise                                                       (1,553,027)        (387,136)      (2,340,163)
   Proceeds from Stock Issuance                                             --          1,229,500        5,220,835
   Capital Contribution                                                     --               --              2,850
                                                                     -----------      -----------      -----------

   Net Cash Provided for Financing Activities                          3,444,255        1,842,364        8,880,804
                                                                     -----------      -----------      -----------

   Net Increase [Decrease] in Cash                                     1,735,298         (672,798)       1,773,509

Cash - Beginning of Years                                                 38,211          711,009             --
                                                                     -----------      -----------      -----------

   Cash - End of Years                                               $ 1,773,509      $    38,211      $ 1,773,509
                                                                     ===========      ===========      ===========



Supplemental Disclosure of Cash Flow Information:
   Interest paid in fiscal year ended June 30, 1996 and 1995 was $1,830 and $-0-, respectively, net of interest capitalized.

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
   During the year ended June 30, 1996, the Company capitalized $468,796 in accrued interest related to the construction of the casino. The Company also acquired equipment for $13,409, by assuming liability under a capital lease.

   During the year ended June 30, 1995, the Company converted a note payable for $1,000,000 plus accrued interest of $14,451 into 5,000,000 common shares.



See Notes to Financial Statements.

COUNTRY WORLD CASINOS, INC.
[DEBTOR-IN-POSSESSION]
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



[1] Summary of Significant Accounting Policies and Business Activity

Organization and Business - Country World Casinos, Inc. [formerly Monolite Industries] [the "Company"], a Nevada corporation, was incorporated on November 9, 1982, and is in the development stage. The original planned operation of the Company was for the purpose of development, licensing and production of products on a subcontracting basis, and the sale of products and devices in or related to the medical and/or biotechnical fields. In May of 1990, the Company acquired another company through the issuance of 1,142,857 shares [restated for reverse stock split] of its common stock. The newly merged entity formed a subsidiary on November 29, 1990, called Trail-Lite, Inc. The planned operation through the new subsidiary was for the purpose of manufacturing monolithic composite panels. In September 1992, the Company disposed of its subsidiary, Trail-Lite, Inc. [See
Note 6].

In fiscal year 1994, the Company changed its focus of business operations and in two separate transactions, acquired approximately 79,000 and 375,000 square feet of vacant land located in the city of Black Hawk, Gilpin County, Colorado and is in the process of constructing a casino. As of June 30, 1996, the Company has not completed construction of its planned principle operation nor it has realized any revenue from its planned operations and, accordingly, is considered to be in the development stage.

The Company is a majority-owned subsidiary of Holly Products, Inc. [See Note 4].

Reorganization and Business - The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and on October 12, 1995 filed a voluntary petition for reorganization under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Colorado. These factors, among others, indicate the Company's ability to continue as a going concern is dependent on its ability to obtain additional financing and the outcome of the bankruptcy proceedings. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset or liability amounts which might be necessary should the Company be unable to continue in existence. The Company is currently operating the business as Debtor-in-Possession under supervision of the Bankruptcy Court.

As a result of the Chapter 11 proceedings, the Company may have to sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the accompanying financial statements. In the event a plan of reorganization is not confirmed by the Bankruptcy Court, the Company may not be able to continue as a going concern. The financial statements do not give effect to any adjustments to the carrying value of assets or amounts and classifications of liabilities that might be necessary as a consequence of these bankruptcy matters. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, success of future operations, and the ability to generate sufficient cash from operations and financing sources to meet obligations.

The Company's financial statements as of June 30, 1996 have been presented in conformity with the American Institute of Certified Public Accountant's ("AICPA") Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," issued November 19, 1990 ["SOP 90-7"]. The statement requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date.

Under Chapter 11 certain claims against the Company prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Company continues business operations as Debtor-in- Possession. These claims are reflected in the June 30, 1996 balance sheet as "Liabilities Subject to Compromise."

COUNTRY WORLD CASINOS, INC.
[DEBTOR-IN-POSSESSION]
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #2
--------------------------------------------------------------------------------



[1] Summary of Significant Accounting Policies and Business Activity [Continued]

Reorganization and Business [Continued] - As of the petition date, actions to collect prepetition indebtedness are stayed and other contractual obligations may not be enforced against the Company. In addition, under the Bankruptcy Code, the Company may reject executory contracts including lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all liabilities as of the petition date are subject to settlement under a Plan of Reorganization to be voted on in accordance with the provisions of Chapter 11. The Company anticipates that all liabilities as of the petition date will be dealt with in a Plan of Reorganization.

In March 1996, the Bankruptcy Court approved financing of $5,000,000 which was obtained in May 1996. Pursuant to the financing, the Company was required to prepay interest totaling $750,000. On May 13, 1996, the Company filed its initial Plan of Reorganization and Disclosure Statement and subsequently filed amended plans and disclosure statements.

While the Company's management believes the Bankruptcy case has potential for a favorable outcome, an unfavorable outcome is still possible and could occur on several issues. The overall Plan of Reorganization has the possibility of not being confirmed and creditors may not vote to accept the plan. The possibility also exists that the Company may be unable to put forth an adequate and confirmable Plan and/or Disclosure Statement. The Company has represented to the Bankruptcy Court it intends to pay all allowed claims in full. If the Company cannot propose an otherwise confirmable Plan of Reorganization, the Bankruptcy Court would seriously consider the appointment of a Trustee in the Chapter 11 Bankruptcy proceeding. This would generally result in a liquidation of the Casino Property in the Chapter 11 Bankruptcy proceeding or a more likely scenario would be that the Bankruptcy Court either before or after appointment of a trustee, would convert the case to Chapter 7. In a conversion of the case to Chapter 7, or in the event of a liquidation of the Casino Property, it is unlikely that any shareholders of the Company would receive any value for their shares with the exception of the preferred shareholders based upon their liquidation preference. Similarly, different individual aspects or components of the case may have an unfavorable outcome. These could include issues on the various claims hearings, including the stockholder claim [See Note 10].

In the event a Plan of Reorganization is approved by the Bankruptcy court, continuation of the business after reorganization is dependent upon the Company's obtaining additional financing for the casino under development [See
Note 2], the obtaining of related licenses, the successful completion of its construction and success of its future operations. Limited stakes gaming did not commence in Colorado until October 1991, so there is limited experience in Colorado from which to evaluate the likelihood of success of the Company's proposed gaming operations. In addition, the Black Hawk/Central City casino market is characterized by intense competition. The competition includes established companies, some of which have greater financial resources, experience and expertise than the Company.

Concentration of Credit Risk - The Company maintains cash balances in bank deposit accounts, which, at times, exceed federally insured limits. At June 30, 1996, the Company had approximately $1,672,000 in a financial institution subject to normal credit risk beyond insured amounts.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and costs and expenses during the reporting period. Actual results could differ from those estimates.

COUNTRY WORLD CASINOS, INC.
[DEBTOR-IN-POSSESSION]
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #3
--------------------------------------------------------------------------------


[1] Summary of Significant Accounting Policies and Business Activity [Continued]

Restricted Cash - Restricted cash consists of cash held in escrow and committed for the payment of long-term debt.

Casino Under Development - The Company's land and development costs are recorded at cost and no depreciation will be taken until such time as the Company places the casino into operation.

Furniture and Equipment - Furniture and equipment is stated at cost and is being depreciated on a straight-line basis over estimated useful lives of five to seven years.

Loss Per Share - Loss per share of common stock was computed based on the weighted average number of common shares outstanding during the period. Common stock equivalents are not included as their effect would be antidilutive.

Cash Equivalents - The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents at June 30, 1996.

[2] Casino Under Development

On August 6, 1993, the Company closed on an acquisition of approximately 79,000 square feet of vacant land from a stockholder [See Notes 3 and 10] ["Parcel One"] located within the city of Black Hawk, Gilpin County, Colorado. The Company paid $550,000 cash, delivered a promissory note [See Note 3] in the amount of $3,450,000, and delivered 2,250,000 shares of its Convertible Preferred stock [See Note 4] which is convertible to common stock on a 1 for 1 basis valued at $1.00 per share. The Company is obligated to file a registration statement with the Securities and Exchange Commission ["SEC"] to cover the distribution of the Convertible Preferred stock to the shareholders of the selling entity, which is a publicly-held corporation based in Denver, Colorado.

On June 28, 1994, the Company closed on an acquisition of an additional 375,000 square feet of vacant land from a stockholder [See Notes 3 and 10] ["Parcel Two"] located in close proximity to the original land purchased. The Company paid $200,000 cash, delivered a promissory note [See Note 3] in the amount of $725,000, and delivered 250,000 shares of its common stock valued at $1.00 per share [See Note 4].

Subject to future financing and other factors, the Company intends to construct a casino on Parcel One. The Company has capitalized the following costs related to the casino construction through June 30, 1996:

Interest on Long-Term Debt                                 $    999,796
Architectural Fees and Fees for Construction
   and Design Services                                        3,501,412
                                                           ------------
                                                           $  4,501,208
                                                           ============

COUNTRY WORLD CASINOS, INC.
[DEBTOR-IN-POSSESSION]
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #4
--------------------------------------------------------------------------------



[3] Long-Term Debt

Long-term debt consists of:
                                                                      June 30,
                                                                      1 9 9 6
                                                                      -------


$5,000,000 note payable,  interest at 15% for
     year one, and 24% thereafter; due on May
     31,   1999.   The   note   has   no  set
     installments and no amounts are expected
     to be paid within one year.  The note is
     collateralized  by a first lien and deed
     of  trust  on real  property  with a net
     book  value of  $6,300,475.  The loan is
     fully guaranteed by the Company's parent
     company.                                                     $ 5,000,000

The  financing  was obtained  from a group of
     lenders  which  included  Norlar,   Inc.
     Norlar,    Inc.   is   a    closely-held
     corporation   beneficially  owned  by  a
     director  of the  Company.  The  Norlar,
     Inc.  portion of the financing  amounted
     to  $2,350,000   and  is  classified  as
     related party indebtedness.                                    2,350,000
                                                                   ----------

     Others                                                       $ 2,650,000
                                                                  ===========

Subject to Compromise -

$3,450,000   note   payable  -   stockholder,
     interest at 8%, payable in equal monthly
     installments   over   ten   [10]   years
     commencing  with  the  earliest  of  the
     completion  of the  casino  or 15 months
     from August 6, 1993.                                        $ 1,109,837

$725,000 note payable - stockholder, interest
     at 8%,  payable in monthly  installments
     over ten [10] years  starting  15 months
     after  the June 28,  1994  closing.  The
     note is  collateralized  by a first deed
     of  trust  on real  property  with a net
     book value of approximately $1,175,000                          725,000
                                                                 -----------

   Total Long-Term Debt Subject to Compromise                    $ 1,834,837
                                                                 ===========

[4] Stockholders' Equity

Issuance of Common Stock at a Discount - On May 31, 1993, the Company authorized the issuance of its remaining authorized, but unissued, common stock to the Company's former president as compensation, which the Company valued at $12,500.

Reverse Stock Split - During the year ended June 30, 1994, the Company declared a 1 for 35 reverse stock split. This split was effective with the commencement of business on August 9, 1993, with respect to all shares which were issued and outstanding as of August 6, 1993. The Company also changed its par value per share of common stock from $.005 to $.001 per share. All share and per share amounts have been restated to retroactively reflect the stock split.

COUNTRY WORLD CASINOS, INC.
[DEBTOR-IN-POSSESSION]
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #5
--------------------------------------------------------------------------------



[4] Stockholders' Equity [Continued]

Preferred Stock - In July 1993, the Company amended its Articles of Incorporation to provide for 25,000,000 shares of preferred stock, $.001 par value, with such rights, preferences, designations and to be issued in such series as to be determined by the Company's Board of Directors.

In August 1993, the Board of Directors created a series of Class A convertible preferred ["Convertible Preferred"] stock valued at $1.00 per share. The maximum issuable shares under the series is 2,250,000 shares. Holders of the Convertible Preferred shares shall be entitle to dividends as declared by the Board of Directors.

The Convertible Preferred stockholders, in the event of liquidation of the Company will receive an amount equal to $3.33 per share plus declared and unpaid dividends before any holder of common stock. A sale, lease, or transfer of all or substantially all of the Company's assets shall be deemed to be a liquidation for purposes of the liquidation preference.

Each Convertible Preferred share is convertible into one share of common stock at any time or automatically upon the conversion of the majority of the Convertible Preferred stock or in the event of a public offering of the Company's common stock at not less than $6.66 per share.

Casino Property - In connection with the acquisition of the Casino property, the Company issued 2,250,000 shares of Convertible Preferred stock to a third party. At the date of the acquisition, the Company's stock was selling at $1.00 per share and therefore, the transaction was recorded at the fair value of the stock, $1.00 per share as determined by the Board of Directors.

In order to raise funds to make the down payment for the purchase of the casino property [See Note 2], the Company sold 600,000 shares of its common stock at $1.00 per share in conjunction with two private placement offerings. The shares are restricted.

Sales of Common Stock - In August 1993, the Company sold five units of Company stock to offshore investors for $300,000 per unit. Each unit consisted of 300,000 shares of the Company's common stock and warrants to purchase 300,000 shares of common stock at $3.50 per share within two years of August 31, 1993. As of August 31, 1995, all warrants had expired unexercised.

During November and December of 1993, the Company sold an additional 140,000 shares of common stock at $2.50 per share for a total of $350,000, pursuant to a private offering. During January 1994, the Company sold an additional 60,662 shares at $2.47 per share for a total of $150,000 pursuant to a private offering.

Issuances of Stock for Services - The Company entered into a management agreement with a company owned by certain stockholders and officers of the Company [See Note 7]. In conjunction with the agreement, the Company paid the related company approximately $146,000 in fees, granted an option to acquire 250,000 shares of common stock at $.01 and granted a warrant to purchase 1,000,000 shares of common stock at $3.50 per share.

The related company exercised its option to purchase the 250,000 shares at $.01 with the difference between fair market value of the stock on the date of grant of $1.00 and the exercise price of $.01 or $247,500, capitalized in construction in progress. Subsequently, the agreement with the company was terminated and the former President and Secretary/Treasurer of the Company resigned. As stipulated in the agreement, the Company repurchased 125,000 shares of common stock at $.01 and canceled the shares.

COUNTRY WORLD CASINOS, INC.
[DEBTOR-IN-POSSESSION]
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #6
--------------------------------------------------------------------------------


[4] Stockholders' Equity [Continued]

Issuances of Stock for Services [Continued] - The financial statements reflect a reduction of $247,500 in construction in progress [$124,875 against additional paid in capital for the difference between the fair market value of the 125,000 shares repurchased and the original exercise price, with the remainder and $123,750 as compensation expenses as the construction project will no longer benefit from the management agreement]. Additionally, the 1,000,000 share warrant was canceled.

In April 1994, the Company issued 200,000 shares of common stock in conjunction with a financial advisory and investment banking agreement. The shares had a fair market value of $2.50 resulting in compensation expense to the Company of $500,000.

Issuance/Exchange of Stock - On April 20, 1995, a $1,000,000 note payable by the Company and accrued interest of $14,451 owed to Holly Products, Inc. [which subsequently became the Parent Company] was converted into 5,000,000 shares of common stock.

In addition, Holly Products, Inc. [See Note 1] acquired an additional 2,250,453 shares of the Company's common stock from certain existing shareholders of Country World, in exchange for 744,592 shares of its common stock. Holly Products, Inc. also acquired 16,667 shares of Country World common stock in a separate transaction for $50,000. As of June 30, 1996, Holly Products, Inc. owns 66.9% of the outstanding shares of Country World common stock and 55.4% of the total voting stock [common and preferred] of Country World.

Additional Land Acquisition - In August 1993, the Company entered into a letter of intent to acquire vacant land when the fair market value of the Company's common stock was $1. The Company closed the acquisition in June 1994, and in conjunction with the acquisition, issued 250,000 shares of common stock to the seller. The transaction was recorded at the fair market value of the stock at the date the letter of intent was signed, $1 per share, as determined by the Board of Directors.

Exercise of Options - Two stockholders and officers of the Company exercised options to acquire 95,000 shares of common stock for $.25. The options were granted at a time when the fair market value of the stock was $2.50. The difference between the fair market value and the exercise price of $.25 is reflected as compensation expense in the financial statements.

Private Placement Offering - In June 1994, the Company undertook a private placement offering for up to 5,000,000 shares of common stock at $3 per share. At December 31, 1995, the Company had received $2,017,500, net of offering costs of $150,000 for 722,667 shares.

[5] Income Taxes

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

COUNTRY WORLD CASINOS, INC.
[DEBTOR-IN-POSSESSION]
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #7
--------------------------------------------------------------------------------


[5] Income Taxes [Continued]

At June 30, 1996, the Company had net operating loss carryforwards for income tax purposes of approximately $3,260,000 which expire through 2012. The Company has an approximate $1,110,000 deferred tax asset, an increase of approximately $142,000 over the preceding year, as a result of the net operating losses which has been fully reserved due to uncertainty as to its utilization. The net operating losses are limited, however due to a more than 50% change in ownership.

[6] Discontinued Operations

On September 15, 1992, the Company entered into an agreement to transfer ownership in its subsidiary, Trail-Lite, Inc. for a general release agreement of existing claims to the former shareholders of Trail-Lite, Inc. This represented a reduction of accounts payable, short-term borrowings and other related debt in the amount of $389,286, which is the full amount of losses incurred by the Company to date from the operations of the subsidiary.

The decision was precipitated by the large losses incurred from the business of manufacturing monolithic composite panels. Based on the initial operations of the business, the Board of Directors and management determined that profitable operations would not be realized from the business as it was then structured and decided to sell the subsidiary. Management determined the subsidiary had no value and it was transferred to an entity controlled by the prior principal shareholders, officer and director of the Company for the related debt that had been incurred.

[7] Related Party Transactions

Management Agreement - In May 1995, the Company made an arrangement with the majority shareholder whereby the Company agreed to pay the related party $15,000 per week for a management fee. As of June 30, 1995, the Company had not made any payments related to the arrangement and accordingly owed the related party $150,000. This agreement was canceled in the Chapter 11 proceeding. It was agreed that there will be no monies due the related party. In February 1996, the $150,000 accrual was reversed and the arrangement was terminated. This forgiveness of debt is reflected as an extraordinary item in the statements of operations.

Consulting Agreements - The Company entered into an agreement with a company related through common ownership to serve as consultants with respect to the operation of the casino in Black Hawk, Colorado. The agreement required the Company to pay the related entity $20,000 per month for its services [which includes reimbursement for expenses] through December 31, 1993, at which time the monthly payment increased to $27,500. The agreement granted an option for 250,000 shares of common stock at an exercise price of $.01 per share and a warrant to purchase 1,000,000 shares of common stock with an exercise price of $3.50 per share. On March 2, 1994, the agreement was terminated.

As a result of the closing of the $5,000,000 loan [See Notes 1 and 3], loan servicing fees and prepaid interest payments were made to Norlar, Inc. aggregating $600,000. This amount was capitalized to casino under development.

In April 1996, the Company entered into a month to month, $1,583 bi-weekly employment agreement with the President of the Company.

Stockholder Funding - In March 1995, the Company entered into an agreement with their parent company whereby the parent company will receive the right to purchase up to 20,000,000 shares of common stock at $.20 per share if specified funding is provided according to the agreement.

COUNTRY WORLD CASINOS, INC.
[DEBTOR-IN-POSSESSION]
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #8
--------------------------------------------------------------------------------


[7] Related Party Transactions [Continued]

Stockholder Funding [Continued] - The parent company's funding of monthly expenses is classified as Due to Parent Company for financial statement purposes. The amount due at June 30, 1996 was $285,068. There are no set repayment terms and the advances are non-interest bearing.

Indemnification - The Company and its parent, Holly Products, Inc., have entered into an environmental indemnity agreement with the co-lenders of the $5,000,000 loan [See Notes 1 and 3] pursuant to which they will defend and hold harmless the co-lenders from any environmental claims connected to the property which collateralizes the loan. The Company, through independent environmental consultants, has conducted environmental examinations on the property and has made environmental remediation pursuant to an administrative consent order with the U.S. Environmental Protection Agency. The remediation was performed in accordance with the approved work plan. Based upon the work performed, the Company does not believe that further remedial activity will be required. However, there can be no assurance what costs, if any, the Company might incur in the future in connection with environmental matters related to the property.

[8] Fair Value of Financial Instruments

Generally accepted accounting principles require disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The Company's principal long-term financial instrument has an interest rate which approximates the Company's cost of capital, and therefore its carrying value approximates its fair value.

For certain instruments, including cash, and trade payables, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short maturities.

The fair value of amounts classified as liabilities subject to compromise may be affected by the Company's petition for reorganization under Chapter 11 of the federal bankruptcy laws [See Note 1]. The fair value of these liabilities may differ from those recorded in the financial statements. It is not practicable to estimate what those amounts might be. Also, due to unspecified repayment terms of the amounts due to the parent company, it is not practicable to determine the fair value of the non-interest amount due to parent.

[9] Commitment and Contingencies

In addition to the commitment and contingencies discussed below, the Company is party to litigation and bankruptcy proceedings [See Notes 1 and 10].

Consulting Agreements - In September 1993, the Company entered into a consulting agreement with a company to assist and advise the Company in construction and development of the hotel and casino project as well as selection of the general contractor, architect, interior designer and engineers. The Company began paying the company $5,000 per month in October, 1993 for six months and capitalized the costs as construction in progress. In addition, the Company was to issue 50,000 shares of common stock to the company. On March 10, 1994, the Company renegotiated the consulting and construction management agreement and the 50,000 shares of stock previously due were canceled. Further, compensation for the consultant services pursuant to the agreement shall be paid equal to five percent of the gross expenditures [excluding any expenditures for the acquisition or leasing of gaming devices] paid or incurred by the Company [including the value of any in-kind services or materials contributed by any person] through completion of construction with respect to any project of the Company for which consultant provides services to or on behalf of the Company pursuant to the agreement. In fiscal year ended June 30, 1995, the consulting agreement was terminated.

COUNTRY WORLD CASINOS, INC.
[DEBTOR-IN-POSSESSION]
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #9
--------------------------------------------------------------------------------



[9] Commitment and Contingencies [Continued]

Consulting Agreements [Continued] - In April 1994, the Company entered a three year agreement with an entity to advise the Company in financial matters. The agreement requires the Company to make equal monthly payments over three years of $2,770 and to issue 200,000 shares of the Company's common stock. This agreement was canceled.

Employee  Agreement  - In May,  1994,  the  Company  entered  into a three year,
$120,000 per year employment agreement with an officer of the Company. The agreement granted the officer options to purchase 800,000 shares of the Company's common stock over a 5 year period at exercise prices ranging from $.25 to $6.00 per share. Employment was terminated during the year ended June 30, 1995 and pursuant to the employment agreement, the options expired 30 days after termination.

SEC Investigation - In the fiscal year ended June 30, 1994, the Company was informed by the Securities and Exchange Commission [the "SEC"] that the SEC had instituted a formal order of investigation concerning the possibility of violations of the federal securities laws by the Company. As of June 30, 1996, the Company had not been notified of any action being instituted by the SEC against the Company [See Note 11].

Operating Lease - The Company leases office space under operating leases expiring through January 1997. Rent expense was $40,766 and $47,370 for the years ended June 30, 1996 and 1995, respectively. The Company does not intend to renew this lease and will relocate during February 1997.

Capital Leases - The Company is the lessee of office equipment under a capital lease expiring in June 1, 1999. The assets and liabilities under capital leases are recorded at the present value of the net minimum lease payments. The asset is amortized over its estimated useful life. Amortization of the asset under capital lease is included in depreciation expense.

The following is a summary of equipment held under capital leases:

Furniture and Equipment                                          $ 13,409
Less:  Accumulated Amortization                                     2,682
                                                                 --------
   Total                                                         $ 10,727
                                                                 ========

Minimum future lease payments under this capital lease for the next five years and in the aggregate are:

1997                                                             $ 4,548
1998                                                               4,548
1999                                                               4,169
Thereafter                                                            --
                                                                 -------

Net Minimum Lease Payments                                        13,265
Less:  Amount Representing Interest                               (2,575)
                                                                 -------

   Present Value of Net Minimum Lease Payments                  $ 10,690
                                                                ========

COUNTRY WORLD CASINOS, INC.
[DEBTOR-IN-POSSESSION]
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #10
--------------------------------------------------------------------------------



[10] Litigation

Notes Payable - In July 1995, Tommyknocker Casino Corp. ["TKCC"], the note holder, on the $3,450,000 note payable [See Note 3] declared the note in default and began foreclosure proceedings on the real property collateralizing the note. In addition, payments due on a related $725,000 note due to New Allied Development Corporation. ["NADC"] had not been made and accordingly NADC considered the note in default. The Company is a plaintiff and a counterclaim defendant in a lawsuit against NADC and its wholly owned subsidiary, TKCC. In 1993, TKCC sold to the Company the land in Black Hawk, Colorado upon which the Company plans to construct a gaming entertainment facility. The Company believes that TKCC committed wrongful acts in connection with the land purchase. The lawsuits and the foreclosure proceedings have been stayed by the Bankruptcy filing [See Note 11].

Litigation - The Company is a defendant in a lawsuit pending in Travis County, Texas District Court. The plaintiff contends that several defendants made misrepresentations regarding the Company's stock, which allegedly induce the plaintiff to purchase the Company's stock. The plaintiff alleges that the Company is liable for the alleged wrongful conduct of the defendants. The plaintiff has additionally filed a Proof of Claim in the Bankruptcy Court setting forth a claim of approximately $40,000.

There are various mechanic liens litigations totaling approximately $325,000. An issue exists as to whether the mechanic liens claims are in fact secured or unsecured claims. These liens are included in the liabilities subject to compromise.

The management of Country World Casinos, Inc. has responded vigorously to the defense of and prosecution of the Bankruptcy Court litigation [See Note 1]. Management has on numerous occasions attempted to seek a settlement of the issues with the Company's major opposition. The Company's efforts to reach settlement on a reasonable basis have been rebuffed. Accordingly, the Company will continue to vigorously pursue the reorganization.

[11] Subsequent Events

In August 1996, the Company was advised by the SEC that the SEC's investigation had been terminated and that no enforcement action has been recommended by staff of SEC.

[12] Subsequent Events [Unaudited] Subsequent to the Date of the Report of the Independent Auditors

A claims hearing for the TKCC $3,450,000 note was held in September 1996 to determine the settlement of the debt [See Note 10]. In November 1996, the Company received final rulings from the court. The Court's order finds that TKCC and NADC were not entitled to default interest at the rate of 18%, however Country World was ordered to pay 8% per annum on the unpaid balance.

In November 1996, the Company tendered an amount of approximately $1,309,000 to TKCC in what it believes is full settlement of the remaining amount of the $3,450,000 note including accrued interest.



                              . . . . . . . . . . .

                                   SIGNATURES

         In accordance with the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   COUNTRY WORLD CASINOS, INC.


Dated: November 22, 1996                             By: /s/Roger D. Leclerc
                                                     ---------------------------
                                                    Roger D. Leclerc, President
                                                    and Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  November 22, 1996                    /s/ Roger D. Leclerc
                                            -----------------------------------
                                            Roger D. Leclerc, President,
                                            Chief Executive Officer and
                                            Director


Dated:  November 22, 1996                    /s/ William H. Patrowicz
                                            -----------------------------------
                                            William H. Patrowicz, Secretary,
                                            Treasurer and Director


Dated:  November 22, 1996                    /s/ Larry S. Berman
                                            -----------------------------------
                                            Larry S. Berman, Director


Dated:  November 22, 1996                    /s/ Cary B. Berman
                                            -----------------------------------
                                            Cary B. Berman, Director