Form 10QSB
period 1996-09-30
COUNTRY WORLD CASINOS INC
filed 1997-02-24
CIK 713443

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark 1)      X     Quarterly Report Under Section 13 or 15(d) of The Securities
             ---    Exchange Act of 1934

                    For the quarterly period ended   September 30, 1996
                                                   -----------------------

                    Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 (No Fee Required) for the Transition Period from ________ to ________

                         Commission file number 0-22450

                           COUNTRY WORLD CASINOS, INC.
                  -------------------------------------------
                 (Name of Small Business Issuer in its Charter)


             Nevada                                     13-3140389
  -------------------------------           -----------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

        13576 West Utah Avenue
            Lakewood, CO                                       80228
----------------------------------------                     ---------
(Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (303) 912-5776

            4155 E. Jewell Avenue, Suite 1000, Denver, Colorado 80222
            ---------------------------------------------------------
              (Former name, former address and formal fiscal year,
                         if changed since last report)

     Check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes   X   No
          -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS.
Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

The Registrant had 10,836,187 shares of its common stock outstanding as of February 18, 1997.

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

     In 1993, the Company changed the focus of its planned business operations to the construction of a casino in Black Hawk, Colorado. In August, 1993, the Company completed the acquisition from New Allied Development Corporation and its subsidiary, Tommyknocker Casino Corp. (collectively "NADC") of certain real property located in Black Hawk, Colorado known as Mill Sites 12 and 13, and the Smith Lode Mining Claim, U.S. Survey No. 502 (the "Property").

     Since the Company's purchase of the Property in August 1993, the Company's activities have focused on obtaining the necessary financing and making preparations for construction of the casino on the Property. The Company has been able to obtain sufficient financing to make significant preparation for construction of the casino, but sufficient financing has not been obtained to commence construction of this project. The Company's efforts have included the completion of an extensive excavation project consisting of the removal of approximately 60,000 cubic yards of rock and dirt, preparation of working drawings for the foundation of the project, design of the interior casino and entertainment areas of the project, work with the Colorado Department of Transportation for the redesign of Highway 119, the main access road to the Property, and work with the Black Hawk-Central City Sanitation District for a sewer tap and with the City of Black Hawk's Water District to provide a water tap to the Property. Although these efforts have not been completed, the Company believes that, if financing were obtainable, it should be in a position to construct a gaming facility on the Property.

     In the fiscal year ended June 30,1995, the Company borrowed $1,000,000 from Holly Holdings, Inc., formerly known as Holly Products, Inc. ("Holly"). On April 20, 1995, the Company issued 5,000,000 shares of its common stock to Holly in exchange for the cancellation of the $1,000,000 indebtedness, plus interest. The Company also agreed to grant Holly the right to purchase up to an additional 20,000,000 shares of common stock at $.20 per share (a total of $4,000,000) if such funding was provided within a reasonable time and progress continued to be made concerning financing for the casino project. The Company and Holly agreed that Holly would provide $250,000 to the Company by no later than June 30, 1995, for which the Company would issue 1,250,000 shares of its common stock. Holly did not provide the $250,000 to the Company by June 30, 1995; however, subsequent to the advancement of the $1,000,000 referred to above, Holly has provided financing of approximately $433,000 to the Company through December 31, 1996. In addition, as noted below, Holly has agreed to provide additional financing to the Company.

     The Company is in need of substantial, additional financing in order to complete construction and to commence operation of the casino. There can be no assurance that the Company will be able to obtain the necessary financing. In addition, the Company's ability to operate the casino will be dependent upon substantial other conditions, including the obtaining of licenses and compliance with governmental regulations, grading and construction of the casino, obtaining the necessary permits and approvals from the City of Black Hawk and other regulatory bodies, procuring gaming equipment on satisfactory terms, and accomplishing these objectives in a timely manner. The Company does not expect to accomplish these objectives in the current fiscal year.

     During the fiscal year ended June 30, 1995, the Company's disagreements with New Allied intensified. As a result of NADC's unwillingness to cooperate with the Company, NADC's failure to secure a release of the $475,000 first deed of trust on the Property, NADC's misrepresentations to the Company and subsequent legal problems involving NADC, the Company instituted litigation against NADC.

     In 1995 NADC commenced foreclosure proceedings involving the Property. Due to the pendency of these proceedings, on October 12, 1995, the Company filed a Voluntary Petition Under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, District of Colorado (Case No. 95 20563 RJB). As a result, all creditors of the Company are stayed from commencing or continuing any action or enforcing any judgment or lien against the Company or property of the Company, except as otherwise authorized pursuant to Title 11 U.S.C. 362(b). Relief may be sought by the filing of a complaint in the Bankruptcy Court, pursuant to Title 11 U.S.C. 362(d). At present, the effects of the bankruptcy proceeding on the long term outlook for the Company, and the ability of the Company to resolve disputes with NADC and to commence development of the Property, are unclear. In addition, NADC has filed a Motion to Convert with the Bankruptcy Court seeking to convert the Chapter 11 case to a Chapter 7 case. See Part II, Item 1. If NADC is successful in the Motion to Convert, the assets of the Company will be liquidated and it would be unlikely that the common shareholders would receive any proceeds from this liquidation. The Company opposes the Motion to Convert and, as more fully set forth below, has submitted a Plan of Reorganization to the Bankruptcy Court.

     In March 1996 the Bankruptcy Court granted the Company's motion to approve $5 million in financing, which financing was obtained on May 31, 1996. The $5 million financing was obtained from a group of lenders led by Kennedy Funding, Inc. and Anglo-American Financial as agent ("Kennedy"). The lending group included Norlar, Inc. Norlar, Inc. is a closely-held corporation beneficially owned by Larry Berman and his wife. Mr. Berman is a director of the Company, and an officer, director and principal shareholder of Holly. Norlar, Inc.'s participation or percentage of the $5 million financing is 47% or $2,350,000. The other participants are unrelated to the Company or Holly.

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

     In February 1997, the Company submitted its Third Amended Plan of Reorganization (the "Plan") and a Fourth Amended Disclosure Statement regarding the Plan. The primary purpose of the Plan is to maintain ownership of the Property through a refinancing of the Property and to pay allowed claims against the bankruptcy estate of the Company in full. If the Company is successful in its Plan, the Company will have no unsecured debt other than to Holly and will have a $5 million secured loan on the Property.

     Norlar has agreed with the other participants in the $5 million loan to subordinate Norlar's interest to the other participants for the benefit of the Company. Norlar has agreed and it is proposed in the Plan, that all of Norlar's monthly payments which would be due on its 47% interest in the $5 million loan be deferred until the Property is refinanced, sold, foreclosed upon or otherwise liquidated. Accordingly, the Company would be required, commencing May 19, 1997, to make monthly interest-only payments on the remaining 53% of the $5 million loan owed to the non-Norlar participants. Therefore, the Company's requirements would be $53,000 per month.

     It is proposed in the Plan that the Company will continue to seek construction financing or joint-venture agreements in order to develop the Property. Notwithstanding this ultimate objective, it is proposed in the Plan that the Company undertake interim restructuring to fulfill the financial requirements of the Plan.

     It is provided in the Plan that the Company will utilize the remaining cash on hand from the $5 million refinancing of the Property (approximately $460,000), plus a $1 million cash infusion by Holly to pay all allowed claims in accordance with the terms of the Plan. Holly has agreed to provide $1 million on a phased-in basis, with an initial payment of $750,000 to be made on or before February 28, 1997. Holly has agreed to pay the remaining $250,000 to the Company on or before November 19, 1997. The Company has agreed with Holly to reduce this agreement for the cash infusion to written documents, and to apply to the Bankruptcy Court for approval of the financial transaction with full disclosure to all creditors and parties in interest regarding the specific terms of the cash infusion. Monies from Holly would be paid into a special bank account being established by the Company at its bank, Norwest Bank of Glendale, for the purpose of funding the Plan. The Company believes that its cash on hand and the $1 million cash infusion will be sufficient to fund the Plan and to pay the interest-only payments of $53,000 per month on the $5 million loan, commencing May 19, 1997, through May 19, 1998.

     The Company will continue to seek construction financing and permanent "take-out" financing, or a joint-venture partner in order to develop the Property by the construction of a gaming facility. If the Company should fail in its efforts to obtain such financing, it is provided in the Plan that the Company will market the Property for sale in order to liquidate the Property. This back-up option establishes a firm cut-off date of December 31, 1997 within which the Company is to secure construction financing and permanent take-out financing or obtain a joint-venture partner for the development of the Property. If the Company is unable to meet these conditions, the Company proposes in the Plan to list the Property for sale pursuant to a public sale. As part of the Plan, the Company would seek the approval of the Bankruptcy Court for the sale. It is further provided in the Plan that if the Company is unable to close the sale on the Property by April 30, 1998, that the case will be converted into a Chapter 7 case, with a trustee appointed to liquidate the Property.

     The Company has made several unsuccessful efforts to obtain financing, construction financing, "take-out" financing, or joint venture agreements in an attempt to develop the Property. The Company is currently engaged in discussions with a development firm regarding development of Property, but no assurance can be given that arrangements will be made with this firm, or if arrangements are made, that they will be on terms favorable to the Company. There can no assurance that the Company will be successful in its efforts to obtain financing for development of the Property, or in the development or any actual operation of the Property.

     The Company has incurred substantial net losses, and had a working capital deficiency of approximately $1,753,686 at December 31, 1996. Insofar as the Company has not completed its casino facility, it has received no revenues from operations from these planned business activities. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ability to continue in existence is dependent upon its ability to obtain additional long-term financing, achieve profitable operations and to finalize a plan satisfactory to interested parties in the bankruptcy proceeding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset or liability amounts which might be necessary should the Company be unable to continue in existence.

     During the three months ended September 30, 1996, the Company had interest income of $9,236, interest expense of $134, general and administrative expenses of $50,523 and depreciation expense of $1,262. The Company's loss was $42,683, or $.01 per share. The Company remains in the development stage and had incurred a loss from inception through September 30, 1996 of $3,303,370. The ability of the Company to achieve revenues in the future will be dependent upon realization of its plans to develop a gaming facility on the Property.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     I. The Company is the plaintiff and a counterclaim defendant in a lawsuit pending in Denver, Colorado District Court, Case No. 95CV2310, entitled Country World Casinos, Inc., a Nevada corporation, Plaintiff, v. Tommyknocker Casino Corp., a Colorado corporation and New Allied Development Corporation, a Colorado corporation, Defendants, v. Country World Casinos, Inc., a Nevada Corporation, Holly Products, Inc., a New Jersey corporation, Ronald G. Nathan, Sal Lauria, Roger D. Leclerc, William H. Patrowicz and David Singer, Counterclaim Defendants. This action has been stayed due to the filing of the Company's Petition in Bankruptcy in the United States Bankruptcy Court for the District of Colorado on October 12, 1995, Case No. 95-20563RJB which is currently pending. The District Court litigation and the bankruptcy petition arise as a result of disputes with New Allied Development Corporation and its subsidiary, Tommyknocker Casino Corp. (collectively "NADC"). A claims hearing was held in September 1996 to determine the amount of NADC's allowed secured debt in the proceeds of the Company's financing of the Property. Prior to the hearing, the Company had paid to NADC the undisputed portion of its secured debt against the Property in the amount of $998,391. In November 1996, the Bankruptcy Court issued its Memorandum Opinion and Order determining the method and amount of NADC's secured claim. The amount of $1,308,726, as authorized by the Bankruptcy Court, has been paid by the Company to NADC, for a total of $2,307,117. In November 1996, the Bankruptcy Court ordered that NADC was paid in full. The payment was without prejudice to the right of the Company to seek a reconsideration and without prejudice to appeal the Order.

     In December 1996, the Company filed a Motion for Reconsideration of the Order of the Bankruptcy Court, as well as a notice of appeal. The Bankruptcy Court denied the Motion for Reconsideration. In December 1996 NADC filed a cross-appeal of the Order of the Bankruptcy Court. This appeal has been made to the United States District Court for the District of Colorado and has been assigned case number 96-AP- 2823.

     In  February   1997,   the  Company   filed  its  Third   Amended  Plan  of
Reorganization and its Fourth Amended Disclosure Statement for the Plan of Reorganization.

     NADC has filed a Motion to Convert the Company's pending bankruptcy case pursuant to Chapter 11 to a Chapter 7 bankruptcy proceeding. The Bankruptcy Court will conduct a hearing on this Motion to Convert on March 3, 1997. The Company opposes this Motion to Convert. If the Motion to Convert is successful, a Chapter 7 Trustee would be appointed to liquidate the assets of the Company, including the Property. In that event, it would be unlikely that the common shareholders of the Company would receive any proceeds.

                                   SIGNATURES

     In accordance with the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            COUNTRY WORLD CASINOS, INC.


Dated:  February 18, 1997                   By:  /S/  ROGER D. LECLERC
                                                -------------------------------
                                                Roger D. Leclerc, President
                                                and Chief Financial Officer

                           COUNTRY WORLD CASINOS, INC.

                              Financial Statements
                               September 30, 1996

                           COUNTRY WORLD CASINOS, INC.


                                Table of Contents

                                                                       Page

Financial Statements:

     Accountants Report ................................................F-1

     Balance Sheet......................................................F-2

     Statements of Operations.......................................... F-3

     Statements of Stockholders' Equity................................ F-4

     Statements of Cash Flows.......................................... F-7

     Notes to Financial Statements..................................... F-8

                [Letterhead of Gene Fuehrer & Assocites Omitted]



To the Board of Directors and Stockholders
Country World Casinos, Inc.
Denver, CO


I have compiled the accompanying balance sheet of Country World Casinos, Inc. (a development stage company) as of September 30, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended in accordance with Statements on Standards for Accounting and Review issued by the American Institute of Certified Public Accountants.

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

The accompanying financial statements have been prepared assuming that Country World Casinos, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has filed for Bankruptcy under Chapter 11, is in the development stage, and has suffered recurring losses from operations and has a working capital deficiency of $1,826,560 that raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note 2. The financial statements do not include any adjustments that might result from this uncertainty.



Gene Fuehrer
Certified Public Accountant

January 28, 1997
Englewood, CO

                           COUNTRY WORLD CASINOS, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                  -------------


                                     Assets

Current assets:
      Cash                                                         $      7,431
      Cash in Escrow                                                  1,792,770
                                                                   ------------
                                                                      1,800,201
Property and Equipment (Notes 3 and 4)
      Land                                                            7,475,475
      Casino under development                                        5,097,202
      Furniture and equipment                                            48,068
                                                                   ------------
                                                                     12,620,745
            Less accumulated depreciation                               (15,396)
                                                                   ------------
                                                                     12,605,349
Other assets
      Prepaid interest (Note 4)                                         500,000
      Deposits                                                              440
                                                                   ------------
Total assets                                                       $ 14,905,990
                                                                   ============

                           COUNTRY WORLD CASINOS, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                  -------------


                      Liabilities and Stockholders' Equity


Current liabilities:
      Current maturities of long-term debt (Notes 3 and 4)         $  1,804,647
      Accounts payable                                                  649,104
      Advances - stockholders                                           366,418
      Accrued interest                                                  740,965
      Other accrued expenses                                             65,627
                                                                    -----------
                  Total current liabilities                           3,626,761


Long term liabilities
      Notes Payable (Notes 4 and 10)                                  5,006,963
                                                                    -----------
                  Total liabilities                                   8,633,724

Commitments and contingency (Notes 3, 7 and 8)

Stockholders' equity (Notes 2, 3 and 5)
   Preferred stock, $.001 par value, 25,000,000
    shares authorized
     Convertible Preferred, 2,250,000 shares
      issued and outstanding
      (Liquidation preference $7,492,500)                                 2,250
   Common stock, $.001 par value, 50,000,000
     shares authorized,
     10,836,187 issued and outstanding                                   10,836
   Additional paid-in capital                                         9,562,550
   Deficit accumulated during the development stage                  (3,303,370)
                                                                   ------------
                     Total stockholders' equity                       6,272,266
                                                                   ------------

Total liabilities and stockholders' equity                         $ 14,905,990
                                                                   ============




                        See notes to financial statements
                                       F-2

                                               COUNTRY WORLD CASINOS, INC.

                                              (A Development Stage Company)

                                                 Statement of Operations

                                                                                              For the Period
                                                                                          From November 9, 1982
                                                                                            (Date of Inception)
                                                   For Three Months Ended                         Through
                                                     September 30, 1996                      September 30, 1996
                                                     ------------------                      ------------------
Costs and expenses
  Research and development costs                         $          -                           $    122,000
  Bad debt expense                                                  -                                175,000
  General and administrative expenses                          50,523                              3,027,893
  Depreciation expense                                          1,262                                 15,397
                                                         ------------                           ------------
           Total                                         $     51,785                           $  3,340,156

Other income (expense)
  Other income                                                      -                                 45,727
  Interest expense                                               (134)                                (2,098)
  Interest income                                               9,236                                 76,005
  Gain on forgiveness of debt                                       -                                 17,152
  Forfeited deposit (Note 3)                                        -                               (100,000)
                                                         ------------                           ------------
           Total                                                9,102                           $     36,786
                                                                                                ------------

Loss from continuing operations                               (42,683)                            (3,303,370)

Discontinued operations (Note 7)
  Gain on disposal of subsidiaries                                  -                                389,286
  (Loss) from discontinued operations                               -                               (389,286)
                                                         ------------                           -------------

Net (loss) income                                        $    (42,683)                          $ (3,303,370)
                                                         ============                           ============

Net (loss) income per share                              $       (.01)                          $       (.49)
                                                         ============                           ============

Weighted average number of shares
(Note 5)                                                    6,694,097                               6,694,097
                                                         ============                           ============




                                              See notes to financial statements
                                                              F-3


                           COUNTRY WORLD CASINOS, INC.

                          (A Development Stage Company)

                        Statement of Stockholder's Equity
      From November 9, 1982 (Date of Inception) Through September 30, 1996



                                                                                        Common Stock
                                                                    --------------------------------------------------------
                                              Preferred Stock                                            Subscribed
                                           ----------------------                               ----------------------------
                                             Shares      Amount        Shares        Amount       Shares            Amount
                                           ----------  ----------   ------------  ------------  ----------        ----------

November 9, 1982 (date of inception)              -      $     -          --        $      -          -            $       -

Issuance of shares for cash                       -            -       104,000            520         -                    -

Issuance of common stock to the public            -            -        51,600            258         -                    -

Deferred offering costs                           -            -             -              -         -                    -

Cancellation of common stock                      -            -       (28,000)          (140)        -                    -

Issuance of shares for services                   -            -     3,000,000         15,000         -                    -

Issuance of common stock at a discount            -            -    46,872,400        234,362         -                    -

Capital contribution                              -            -             -              -         -                    -

Net loss for the period from November 9,
  1982 (date of inception) through
  June 30, 1992                                   -            -             -              -         -                    -
                                             ------       ------    ----------       --------     -----              -------

Balance - June 30, 1992                           -            -    50,000,000        250,000         -                    -

Issuance of common stock at a discount
  for services (Note 5)                           -            -    25,000,000        125,000         -                    -

Net loss for year ended June 30, 1993             -            -             -              -         -                    -
                                             ------       ------    ----------       --------     -----              -------

Balance - June 30, 1993                           -            -    75,000,000        375,000         -                    -

Reverse stock split 1:35 (Note 5)                 -            -   (72,857,142)      (364,285)        -

Change in par value from $.005 to
  $.001 (Note 5)                                  -            -             -         (8,572)        -                    -

Issuance of stock for cash (Note 5)               -            -       600,000            600         -                    -

Issuance of stock for cash (Note 5)               -            -     1,500,000          1,500         -                    -


Continued on next page


                       See Notes to financial statements

                                          COUNTRY WORLD CASINOS, INC.

                                         (A Development Stage Company)

                                       Statement of Stockholder's Equity
                     From November 9, 1982 (Date of Inception) Through September 30, 1996

                                                                             Deficit
                                                                           Accumulated
                                                       Additional           During the
                                                         Paid-In           Development
                                                         Capital              Stage              Total
                                                       ----------          -----------           -----

November 9, 1982 (date of inception)                   $      --           $      --           $      --

Issuance of shares for cash                                  1,005                --                 1,525

Issuance of common stock to the public                     644,742                --               645,000

Deferred offering costs                                   (115,690)               --              (115,690)

Cancellation of common stock                                   140                --                  --

Issuance of shares for services                               --                  --                15,000

Issuance of common stock at a discount                    (214,362)               --                20,000

Capital contribution                                         2,850                --                 2,850

Net loss for the period from November 9,
  1982 (date of inception) through                            --              (221,169)           (221,169)
  June 30, 1992                                        -----------         -----------         -----------


Balance - June 30, 1992                                    318,685            (221,169)            347,516

Issuance of common stock at a discount
  for services (Note 5)                                   (112,500)               --                12,500

Net loss for year ended June 30, 1993                         --              (373,401)           (373,401)
                                                       -----------         -----------         -----------

Balance - June 30, 1993                                    206,185            (594,570)            (13,385)

Reverse stock split 1:35 (Note 5)                          364,285                --                  --

Change in par value from $.005 to
  $.001 (Note 5)                                             8,572                --                  --

Issuance of stock for cash (Note 5)                        599,400                --               600,000

Issuance of stock for cash (Note 5)                      1,498,500                --             1,500,000


Continued on next page


                                           See Notes to financial statements.
                                                             F-4


                                          COUNTRY WORLD CASINOS, INC.
                                         (A Development Stage Company)

                                       Statement of Stockholder's Equity
                     From November 9, 1982 (Date of Inception) Through September 30, 1996
Continued from previous page.
                                                                                   Common Stock
                                                                    ---------------------------------------------------
                                            Preferred Stock                                            Subscribed
                                         ----------------------                                 -----------------------
                                          Shares      Amount          Shares        Amount        Shares        Amount
                                         ----------  ----------     ----------     ---------    ---------     ---------

Issuance of Convertible Preferred
  Stock for acquisition of land
  valued at $1.00 per share
  (Note 5)                               2,250,000       2,250             -              -            -              -

Issuance of stock for cash and
  services pursuant to exercise
  of options (Note 5)                            -           -        250,000            250           -              -

Purchase and cancellation of
  treasury stock (Note 5)                        -           -       (125,000)          (125)          -              -

Issuance of stock for cash (Note 5)              -           -        200,662            200           -              -

Issuance of common stock for acquisition
  of land valued at $1.00 per share (Note 5)     -           -       250,0009            250           -              -

Issuance of common stock for cash and
  services pursuant to exercise of options
  (Note 5)                                       -           -         95,000             95           -              -

Issuance of common stock for services
  rendered valued at $2.50 per share (Note 5)    -           -        200,000            200           -              -

Subscription of common stock pursuant to
  private placement offering (Note 5)            -           -              -              -      262,667           263

Net loss for year ended June 30, 1994            -           -              -              -            -             -
                                           --------    -------      ---------        -------     --------       --------

Balance - June 30, 1994                   2,250,000      $2,250     5,113,520       $  5,113      262,667           $263

Subscription of common stock pursuant
  to private placement offering (Note 5)          -           -       460,000            460            -              -

Issuance of stock for outstanding note            -           -     5,000,000          5,000            -              -

Convert subscribed stock to common
   and record fees                                -           -       262,667            263     (262,667)          (263)

Net loss for twelve months ended
 June 30, 1995                                    -           -             -              -            -              -
                                          ---------    --------    ----------        -------     --------        -------

Balance - June 30, 1995                  2,250,000     $  2,250    10,836,187        $10,836            0         $    0

                                             See notes to financial statements.
                                                           F-5




                                    COUNTRY WORLD CASINOS, INC.
                                   (A Development Stage Company)

                                 Statement of Stockholder's Equity
                  From November 9, 1982 (Date of Inception) Through September 30, 1996
Continued from previous page.

                                                                          Deficit
                                                                        Accumulated
                                                Additional               During the
                                                  Paid-In               Development
                                                  Capital                  Stage             Total
                                                ----------              ------------         -----
Issuance of Convertible Preferred
  Stock for acquisition of land
  valued at $1.00 per share
  (Note 5)                                         2,247,750                  -              2,250,000

Issuance of stock for cash and
  services pursuant to exercise
  of options (Note 5)                                249,750                  -                250,000

Purchase and cancellation of
  treasury stock (Note 5)                           (124,875)                 -               (125,000)

Issuance of stock for cash (Note 5)                  499,800                  -                500,000

Issuance of common stock for acquisition
  of land valued at $1.00 per share (Note 5)         249,750                  -                250,000

Issuance of common stock for cash and
  services pursuant to exercise of options           237,405                  -                237,500
  (Note 5)

Issuance of common stock for services
  rendered valued at $2.50 per share (Note 5)        499,800                  -                500,000

Subscription of common stock pursuant
  private placement offering (Note 5)                787,737                  -                788,000

Net loss for year ended June 30, 1994                      -         (1,490,785)            (1,490,785)
                                                   ----------        ----------             ----------

Balance - June 30, 1994                           $7,324,059        $(2,085,355)            $5,246,330

Subscription of common stock pursuant
  to private placement offering (Note 5)           1,229,040                  -              1,229,040

Issuance of stock for outstanding note             1,009,451                  -              1,014,451

Convert subscribed stock to common
   and record fees                                         -                  -                      -

Net loss for twelve months ended
 June 30, 1995                                             -           (757,659)              (757,659)
                                                  ----------         ----------             ----------

Balance - June 30, 1995                           $9,562,550        $(2,843,014)            $6,732,622

                                     See notes to financial statements.
                                                    F-5


                            COUNTRY WORLD CASINOS, INC.
                            (A Development Stage Company)

                       Statement of Stockholder's Equity
        From November 9, 1982 (Date of Inception) Through September 30, 1996


  Continued from previous page.

                                                                          Common Stock
                                                            --------------------------------------------------------
                                       Preferred Stock                                         Subscribed
                                   ----------------------                              -----------------------------
                                     Shares      Amount        Shares        Amount       Shares         Amount
                                   ----------  ----------   ------------  ------------ -------------  --------------

Net loss for twelve months
 ended June 30, 1996                        -           -             -              -            -              -


Balance - June 30, 1996             2,250,000      $2,250    10,836,187        $10,836            0         $    0
                                    ---------      ------    ----------        -------  -----------         ------


Net Loss for three months
 ended Sept. 30, 1996                      -           -             -              -            -              -



Balance September 30, 1996          2,250,000       2,250    10,836,187         10,836            0              0
                                    =========       =====    ==========         ======            =              =



                            COUNTRY WORLD CASINOS, INC.
                            (A Development Stage Company)

                       Statement of Stockholder's Equity
        From November 9, 1982 (Date of Inception) Through September 30, 1996


  Continued from previous page.
                                                          Deficit
                                                         Accumulated
                                 Additional              During the
                                   Paid-In               Development
                                   Capital                 Stage                  Total
                                 ----------              -----------             -----

Net loss for twelve months
 ended June 30, 1996                       -                (417,673)             (417,673)


Balance - June 30, 1996           $9,562,550             $(3,260,687)           $6,314,949
                                   ---------             -----------            ----------

Net Loss for three months
 ended Sept. 30, 1996                      -                 (42,683)             (42,683)
                                                          ----------             --------

Balance September 30, 1996         9,562,550              (3,303,370)            6,272,266
                                   =========              ==========             =========



                        See notes to financial statements
                                       F-6

                           COUNTRY WORLD CASINOS, INC.

                          (A Development Stage Company)
                            Statements of Cash Flows
                                                                                                   For the Period From
                                                                                                   November 9, 1982
                                                                                                   (Date of Inception)
                                                                     For Three Months Ended              Through
                                                                       September 30, 1996          September 30, 1996
                                                                       ------------------          ------------------
Cash flows from operating activities:
  Continuing operations
     Net (loss)                                                            $   (45,294)                  $(3,305,981)
     Adjustments to reconcile net (loss) to net cash from
     operating activities -
        Depreciation                                                             1,262                        38,144
        Common stock issued for interest                                             -                        14,451
        Common stock issued for services                                             -                       837,500
        Decrease in noncurrent assets                                                -                       237,000
        Decrease in accounts payable                                            (2,112)                      652,465
        Increase in accrued expenses                                           144,437                       806,592
        Increase in prepaid expenses                                           187,500                      (500,000)
  Discontinued operations
     Net (loss)                                                                      -                      (389,286)
     Adjustments to reconcile net loss to net cash (used in) provided by operating activities -
        Gain on disposal of assets                                                   -                       389,286
        Changes in assets and liabilities                                            -                             -
                                                                          ------------                 -------------
           Total cash (used in) provided by operating activities               290,017                    (1,219,829)

Cash flows from investing activities:
  Purchase of land and casino development costs                               (320,751)                   (5,858,427)
  Purchase of furniture, vehicle and equipment                                       -                       (70,815)
  Investment in non-marketable securities                                            -                       (85,000)
  Loans receivable                                                                   -                       (90,000)
  Investment in patent-                                                                                      (62,000)
  Deposits and other                                                                 -                          (440)
  Cash into escrow                                                               24,443                   (1,792,770)
                                                                           ------------                  -----------
           Total cash used in investing activities:                           (296,308)                   (7,959,452)

Cash flows from financing activities:
  Proceeds advances stockholders                                                41,350                       326,418
  Proceeds from long-term debt                                                       -                     6,010,690
  Repayments on long-term borrowings                                           (33,918)                   (2,374,080)
  Proceeds from stock issuance                                                       -                     5,220,835
  Capital contribution                                                               -                         2,850
                                                                           -----------                  ------------
           Total cash provided by (used in) financing activities:                7,432                     9,186,713
                                                                           -----------                  ------------

Net (decrease) increase in cash                                                   1,140                        7,431

Cash - beginning of period                                                       6,291                             -
                                                                           -----------                 -------------

Cash - end of period                                                       $     7,431                 $       7,431
                                                                           ===========                 =============


Supplemental Disclosure of Non-Cash Investing and Financing Activities:
-----------------------------------------------------------------------

During the year ended June 30, 1995, the Company converted a note payable ($1,000,000) plus accrued interest ($14,451) totaling $1,014,451 owed to a shareholder, into 5,000,000 common shares. (Note 1)

During the year ended June 30, 1994 the Company issued common stock of $250,000 and Convertible Preferred stock of $2,250,000 and incurred $4,175,000 of debt to acquired land with a cost of $6,675,000 (Note 3).


                       See notes to financial statements.

                           COUNTRY WORLD CASINOS, INC.

                          (A Development Stage Company)

                          Notes to Financial Statements

Note 1 - Summary of Significant Accounting Policies and Business Activity
-------------------------------------------------------------------------

Organization and Business
-------------------------

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

In fiscal year 1994, the Company changed its focus of business operations and in two separate transactions, acquired approximately 79,000 and 375,000 square feet of vacant land located in the city of Black Hawk, Gilpin County, Colorado. As of September 30, 1996, the Company has not realized any revenue from its planned operations and, accordingly, is considered to be in the development stage.

The Company is a majority-owned subsidiary of Holly Products, Inc. (Note 5)

Concentration of Credit Risk
----------------------------

The Company maintains cash balances in bank deposit accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts.

Hotel and Casino Under Development
----------------------------------

The Company has purchased land and has begun construction of a hotel and casino. The land and development costs are recorded at cost and no depreciation will be taken until such time as the Company places the casino into operation.

Furniture and Equipment
-----------------------

Furniture and equipment is stated at cost and will be depreciated on a straight-line basis over their estimated useful lives.

                           COUNTRY WORLD CASINOS, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements


Note 1 - Summary of Significant Accounting Policies and Business Activity
         (cont.)
--------------------------------------------------------------------------------

Loss Per Share
--------------

Loss per share of common stock was computed based on the weighted average number of common shares outstanding during the period. Common stock equivalents are not included as their effect would be antidilutive.

Statement of Cash Flows
-----------------------

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents for purposes of statement of cash flows.

Note 2 - Continued Operations and Realization of Assets
-------------------------------------------------------

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of approximately $3,303,000 for the period from November 9, 1982 (date of inception) through September 30, 1996. The Company filed for bankruptcy under Chapter 11 on October 12, 1995. The Company is currently looking for the required funding to complete the construction of the casino and hotel described in (Note 3). These factors, among others, indicate the Company's ability to continue in existence is dependent upon its ability to obtain additional long-term debt and/or equity financing and achieve profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset or liability amounts which might be necessary should the Company be unable to continue in existence.

Note 3 - Casino Under Development
---------------------------------

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

                           COUNTRY WORLD CASINOS, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

Note 3 - Casino Under Development (continued)
---------------------------------------------

The Company is in the process of constructing a casino on the land and intends to construct a hotel subsequent to the completion of the casino. On July 11, 1994, the Company entered into a contract to construct the casino. The Company has capitalized the following costs related to the casino construction through December 31, 1995:

    Interest on long-term debt                             $2,212,060
    Architectural fees and fees for construction
      and design services                                   2,885,142
                                                           ----------
                                                           $5,097,202
                                                           ==========

In December of 1993, the Company entered into a letter of intent to acquire an existing casino in Black Hawk County and paid the seller a $100,000 non-refundable deposit which was to be applied against the purchase price at closing. As of June 30, 1994, the letter of intent had expired and the $100,000 was expensed.

Note 4 - Long-Term Debt
-----------------------

$3,450,000  note payable -  stockholder,
interest at 8%, payable in equal monthly
installments   over   ten   (10)   years
commencing  with  the  earliest  of  the
completion  of the  casino  or 15 months
from   August  6,  1993.   The  note  is
collaterized  by a second  deed of trust
on real  property  with a net book value
of $6,250,000                                                  $1,076,164


$725,000  note  payable  -  stockholder,
interest  at  8%,   payable  in  monthly
installments   over   ten   (10)   years
starting  15  months  after the June 28,
1994 closing.  The note is  collaterized
by  a  first   deed  of  trust  on  real
property   with  a  net  book  value  of
approximately $1,175,000                                           725,000

$5,000,000  note  payable - interest  at
15%  until  May  19,  1997  and  at  24%
thereafter.  Interest for the first year
was  paid in  advance  at  closing.  The
principal is due May 19, 1999.  The note
is collaterized by a first deed of trust
on real  property  with a net book value
of   $6,250,000.   The   financing   was
obtained  from a group of lenders  which
included  Norlar,  Inc, a related party.
The   Norlar,   Inc.   portion   of  the
financing amounted to $2,350,000.                                5,000,000

                          COUNTRY WORLD CASINOS, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements


$10,445  note  payable - interest at 15%
payable  in equal  monthly  installments
over  four  (4)   years.   The  note  is
collaterized by a copy machine                                 10,446
                                                            ---------
                                                            6,811,610
Less current portion                                        1,804,647
                                                            ---------
                                                            5,006,963
                                                            =========

As of June 30, 1995, the Company was in default of the $3,450,000 note, and it is accordingly considered current. The first payment on the $725,000 note due September 28, 1995 was not made, and accordingly, the entire amount is also considered current (Note 10 and Note 11).

Note 5 - Stockholders' Equity
-----------------------------

Issuance of Common Stock at a Discount
--------------------------------------

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

Reverse Stock Split
-------------------

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

Preferred Stock
---------------

In July 1993, the Company amended its Articles of Incorporation to provide for 25,000,000 shares of preferred stock, $.001 par value, with such rights, preferences, designations and to be issued in such series as to be determined by the Company's Board of Directors.

                           COUNTRY WORLD CASINOS, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements


Note 5 - Stockholders' Equity (continued)
-----------------------------------------

In August 1993, the Board of Directors created a series of Class A convertible preferred (Convertible Preferred) stock valued at $1.00 per share. The maximum issuable shares under the series is 2,250,000 shares. Holders of the Convertible Preferred shares shall be entitled to dividends as declared by the Board of Directors.

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

Casino Property
---------------

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

Sales of Common Stock
---------------------

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

                           COUNTRY WORLD CASINOS, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

Note 5 - Stockholders' Equity (continued)
-----------------------------------------

Issuances of Stock for Services
-------------------------------

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

Issuance/Exchange of Stock
--------------------------

Holly Products, Inc. (Note 1) acquired 2,250,453 shares of the Company's common stock from certain existing shareholders of Country World, in exchange for 744,592 shares of its common stock. Holly Products, Inc. also acquired 16,667 shares of Country World common stock in a separate transaction for $50,000. As of June 30, 1996 Holly Products, Inc. owned 66.9% of the outstanding shares of Country World common stock and 55.4% of the total voting stock (common and preferred) of Country World.

Additional Land Acquisition
---------------------------

In August 1993, the Company entered into a letter of intent to acquire vacant land with an independently appraised value of $1,089,000 when the fair market value of the Company's common stock was $1. The Company closed the acquisition in June 1994,
                                      F-13

                           COUNTRY WORLD CASINOS, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements


Note 5 - Stockholder's Equity (continued)
-----------------------------------------

and in conjunction with the acquisition, issued 250,000 shares of common stock to the seller. The transaction was recorded at the fair market value of the stock at the date the letter of intent was signed, $1 per share, as determined by the Board of Directors.

Exercise of Options
-------------------

Two stockholders and officers of the Company exercised options to acquire 95,000 shares of common stock for $.25. The options were granted at a time when the fair market value of the stock was $2.50. The difference between the fair market value and the exercise price of $.25 is reflected as compensation expense in the financial statements.

Private Placement Offering
--------------------------

In June 1994, the Company has undertaken a private placement offering for up to 5,000,000 shares of common stock at $3 per share. At December 31, 1995, the Company had received $2,017,500, net of offering costs of $150,000 for 722,667 shares.

Note 6 - Income Taxes
---------------------

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

At June 30, 1996, the Company had net operating loss carry forwards for income tax purposes of approximately $3,261,000 which expire through 2012. The net operating losses are limited due to a more than 50% change in ownership. The Company has approximately $1,110,000 deferred tax asset as a result of the net operating losses which has been fully impaired due to uncertainty as to its utilization

                           COUNTRY WORLD CASINOS, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements


Note 7 - Discontinued Operations
--------------------------------

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


Note 8 - Commitments and Contingency
------------------------------------

Consulting Agreements
---------------------

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

In April 1994, the Company entered a three year agreement with an entity to advise the Company in financial matters. The agreement requires the Company to make equal monthly payments over three years of $2,770 and to issue 200,000 shares of the Company's common stock. This agreement was canceled

                           COUNTRY WORLD CASINOS, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements


Note 8 - Commitments and Contingency (continued)
------------------------------------------------

Employee Agreement
------------------

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

SEC Investigation
-----------------

In the fiscal year ended June 30, 1994, the Company was informed by the Securities and Exchange Commission (the "SEC") that the SEC had instituted a formal order of investigation concerning the possibility of violations of the federal securities laws by the Company. To the best of the Company's knowledge, the investigation by the SEC is continuing, and the Company has not been notified of any action being instituted by the SEC against the Company. Consequently, the Company is unable to assess the ultimate effect of this action. Although no member of the Company's current management was affiliated with the Company during the time period the SEC is investigating, the pendency of such investigation, and the initiation of any action by the SEC, has impeded, and could continue to impede, the Company's efforts to obtain financing, and accomplish other tasks necessary to commence operations. In August 1996, the Company was notified that the SEC has discontinued their investigation and that no enforcement action has been recommended by the staff of the SEC.

Note 9 - Related Party
----------------------

In May 1995, the Company entered into a management agreement with the majority shareholder whereby the Company owes the related party $15,000 per week for a management fee. As of June 30, 1995, the Company had not paid any amounts related to the contract and accordingly owed the related party $150,000. This agreement has been canceled because of the Chapter 11 filing. It has been agreed that there is no monies due the related party.

Funding
-------

The Company entered into an agreement with a majority stockholder whereby the majority stockholder will receive the right to purchase up to 20,000,000 shares of common stock at $.20 per share if specified funding is provided according to the agreement.
                                      F-16

                           COUNTRY WORLD CASINOS, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements


Consulting Agreements
---------------------

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

Note 10 - Note Default
----------------------

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

                           COUNTRY WORLD CASINOS, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements


Note 10 - Note Default (continued)
----------------------------------

Pursuant to the Order of the Bankruptcy Court, the Company will receive a credit for the amount paid to the holder of the note from NADC as a direct offset against the Note made by the Company to NADC. The note from the Company to NADC was secured by a second deed of trust against the Property. The net proceeds received by the Company from the loan closing have been paid into an interest bearing account pending further order of the Bankruptcy Court. The Company and NADC have a dispute as to the payoff balance on the note due to NADC by the Company. A claims hearing will be held by the Bankruptcy Court to determine the amount to be paid to NADC, and the note to NADC will be canceled. The claims hearing has been held; however the court has not made a ruling. (Note 11)

Note 11 - Subsequent Events
---------------------------

In November 1996, the Company received final rulings from the court regarding the NADC dispute (Note 10). The Company, in November 1996, tendered an amount of approximately $1,309,000 to NADC in what it believes is full settlement of the remaining amount of the $3,450,000 note including accrued interest.