Form 10QSB
period 1996-12-31
COUNTRY WORLD CASINOS INC
filed 1997-02-24
CIK 713443

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark 1)      X     Quarterly Report Under Section 13 or 15(d) of The Securities
             ---    Exchange Act of 1934

                    For the quarterly period ended      December 31, 1996
                                                     -------------------------


                    Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 (No Fee Required) for the Transition Period from ________ to ________

                         Commission file number 0-22450

                           COUNTRY WORLD CASINOS, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)

             Nevada                                    13-3140389
  -------------------------------           ----------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

       13576 West Utah Avenue
           Lakewood, CO                                        80228
---------------------------------------                      ----------
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

     During the six months ended December 31, 1996, the Company had interest income of $22,111, interest expense of $628, general and administrative expenses of $337,434 and depreciation expense of $3,136. The Company's loss was $319,087, or $.04 per share. The Company remains in the development stage and had incurred a loss from inception through December 31, 1996 of $3,579,775. The ability of the Company to achieve revenues in the future will be dependent upon realization of its plans to develop a gaming facility on the Property.

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

                                         COUNTRY WORLD CASINOS, INC.


Dated:  February 18, 1997                 By:  /S/  ROGER D. LECLERC
                                              ----------------------------------
                                               Roger D. Leclerc, President
                                               and Chief Financial Officer

                           COUNTRY WORLD CASINOS, INC.

                              Financial Statements
                                December 31, 1996

                           COUNTRY WORLD CASINOS, INC.


                                Table of Contents
                                -----------------


                                                                        Page
                                                                        ----

Financial Statements:

     Accountants Report .................................................F-1

     Balance Sheet.......................................................F-2

     Statements of Operations........................................... F-3

     Statements of Stockholders' Equity................................. F-4

     Statements of Cash Flows........................................... F-7

     Notes to Financial Statements...................................... F-8

               [Letterhead of Gene Fuehrer & Associates Omitted]






To the Board of Directors and Stockholders
Country World Casinos, Inc.
Denver, CO


I have compiled the accompanying balance sheet of Country World Casinos, Inc. (a development stage company) as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the six months then ended in accordance with Statements on Standards for Accounting and Review issued by the American Institute of Certified Public Accountants.

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

The accompanying financial statements have been prepared assuming that Country World Casinos, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has filed for Bankruptcy under Chapter 11, is in the development stage, and has suffered recurring losses from operations and has a working capital deficiency of $1,753,686 that raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note 2. The financial statements do not include any adjustments that might result from this uncertainty.



Gene Fuehrer
Certified Public Accountant

February 5, 1997
Englewood, CO

                           COUNTRY WORLD CASINOS, INC.
                          (A Development Stage Company)
                                  Balance Sheet


                                     Assets
Current assets:
      Cash                                                         $     11,747
      Cash in Escrow                                                    451,895
                                                                   ------------
                                                                        463,642
Property and Equipment (Notes 3 and 4)
      Land                                                            7,475,475
      Casino under development                                        4,937,298
      Furniture and equipment                                            48,068
                                                                   ------------
                                                                     12,460,841
            Less accumulated depreciation                               (17,271)
                                                                   ------------
                                                                     12,443,570
Other assets
      Prepaid interest (Note 4)                                         312,500
      Deposits                                                              440
                                                                   ------------
Total assets                                                       $ 13,220,152
                                                                   ============

                           COUNTRY WORLD CASINOS, INC.
                          (A Development Stage Company)
                                  Balance Sheet


                      Liabilities and Stockholders' Equity


Current liabilities:
      Current maturities of long-term debt (Notes 3 and 4)         $    727,728
      Accounts payable                                                  864,732
      Advances - stockholders                                           433,418
      Accrued interest                                                  116,000
      Other accrued expenses                                             75,450
                                                                   ------------
                  Total current liabilities                           2,217,328


Long term liabilities
      Notes Payable (Notes 4 and 10)                                  5,006,963
                                                                   ------------
                  Total liabilities                                   7,224,291

Commitments and contingency (Notes 3, 7 and 8)

Stockholders' equity (Notes 2, 3 and 5)
      Preferred stock, $.001 par value, 25,000,000
        shares authorized Convertible Preferred,
        2,250,000 shares issued and outstanding
        (Liquidation preference $7,492,500)                               2,250
      Common stock, $.001 par value, 50,000,000
        shares authorized, 10,836,187 issued
        and outstanding                                                  10,836
      Additional paid-in capital                                      9,562,550
      Deficit accumulated during the development stage               (3,579,775)
                                                                   ------------
                     Total stockholders' equity                       5,995,861
                                                                   ------------

Total liabilities and stockholders' equity                         $ 13,220,152
                                                                   ============



                        See notes to financial statements
                                       F-2

                                              COUNTRY WORLD CASINOS, INC.

                                              (A Development Stage Company)

                                                 Statement of Operations

                                                                              For the Period
                                                                            From November 9, 1982
                                                                             (Date of Inception)
                                                 For Six Months Ended              Through
                                                   December 31, 1996           December 31, 1996
                                                   -----------------           -----------------
Costs and expenses
  Research and development costs                    $      --                    $   122,000
  Bad debt expense                                         --                        175,000
  General and administrative expenses                   337,434                    3,314,671
  Depreciation expense                                    3,136                       17,271
                                                    -----------                  -----------
           Total                                    $   340,570                  $ 3,628,942

Other income (expense)
  Other income                                             --                         45,727
  Interest expense                                         (628)                      (2,592)
  Interest income                                        22,111                       88,880
  Gain on forgiveness of debt                              --                         17,152
  Forfeited deposit (Note 3)                               --                       (100,000)
                                                    -----------                  -----------
           Total                                         21,483                  $    49,167
                                                                                 -----------

Loss from continuing operations                        (319,087)                  (3,579,775)

Discontinued operations (Note 7)
  Gain on disposal of subsidiaries                         --                        389,286
  (Loss) from discontinued operations                      --                       (389,286)
                                                    -----------                  -----------

Net (loss) income                                   $  (319,087)                 $(3,579,775)
                                                    ===========                  ===========

Net (loss) income per share                         $      (.04)                 $      (.53)
                                                    ===========                  ===========

Weighted average number of shares
(Note 5)                                              6,694,097                    6,694,097
                                                    ===========                  ===========





                                             See notes to financial statements
                                                            F-3


                                          COUNTRY WORLD CASINOS, INC.

                                         (A Development Stage Company)

                                       Statement of Stockholder's Equity
                     From November 9, 1982 (Date of Inception) Through December 31, 1996



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


Continued on next page


                                      See Notes to financial statements

                                          COUNTRY WORLD CASINOS, INC.

                                         (A Development Stage Company)

                                       Statement of Stockholder's Equity
                     From November 9, 1982 (Date of Inception) Through December 31, 1996

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


Continued on next page


                                           See Notes to financial statements.
                                                             F-4


                                          COUNTRY WORLD CASINOS, INC.
                                         (A Development Stage Company)

                                       Statement of Stockholder's Equity
                     From November 9, 1982 (Date of Inception) Through December 31, 1996
Continued from previous page.
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

                                             See notes to financial statements.
                                                           F-5




                                    COUNTRY WORLD CASINOS, INC.
                                   (A Development Stage Company)

                                 Statement of Stockholder's Equity
                  From November 9, 1982 (Date of Inception) Through December 31, 1996
Continued from previous page.

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

                                     See notes to financial statements.
                                                    F-5


                            COUNTRY WORLD CASINOS, INC.
                            (A Development Stage Company)

                       Statement of Stockholder's Equity
        From November 9, 1982 (Date of Inception) Through December 31, 1996


  Continued from previous page.

                                                                          Common Stock
                                                            --------------------------------------------------------
                                       Preferred Stock                                         Subscribed
                                   ----------------------                              -----------------------------
                                     Shares      Amount        Shares        Amount       Shares         Amount
                                   ----------  ----------   ------------  ------------ -------------  --------------

Net loss for twelve months
 ended June 30, 1996                        -           -             -              -            -              -


Balance - June 30, 1996             2,250,000      $2,250    10,836,187        $10,836            0         $    0
                                    ---------      ------    ----------        -------  -----------         ------


Net Loss for six months
 ended Dec. 31, 1996                        -           -             -              -            -              -



Balance December 31, 1996          2,250,000       2,250    10,836,187         10,836            0              0
                                   =========       =====    ==========         ======            =              =



                            COUNTRY WORLD CASINOS, INC.
                            (A Development Stage Company)

                       Statement of Stockholder's Equity
        From November 9, 1982 (Date of Inception) Through December 31, 1996


  Continued from previous page.
                                                          Deficit
                                                         Accumulated
                                 Additional              During the
                                   Paid-In               Development
                                   Capital                 Stage                  Total
                                 ----------              -----------             -----

Net loss for twelve months
 ended June 30, 1996                       -                (417,673)             (417,673)


Balance - June 30, 1996           $9,562,550             $(3,260,687)           $6,314,949
                                   ---------             -----------            ----------

Net Loss for six months
 ended Dec. 31, 1996                      -                 (319,087)            (319,087)
                                                          ----------             --------

Balance December 31, 1996          9,562,550              (3,579,775)            5,995,861
                                   =========              ==========             =========



                        See notes to financial statements
                                       F-6

                                                COUNTRY WORLD CASINOS, INC.

                                               (A Development Stage Company)
                                                 Statements of Cash Flows
                                                                                                          For the Period From
                                                                                                           November 9, 1982
                                                                                                          (Date of Inception)
                                                                             For Six Months Ended              Through
                                                                               December 31, 1996           December 31, 1996
                                                                               -----------------           -----------------
Cash flows from operating activities:
  Continuing operations
     Net (loss)                                                                  $  (319,087)                $(3,579,775)
     Adjustments to reconcile net (loss) to net cash from
     operating activities -
        Depreciation                                                                   3,136                      40,018
        Common stock issued for interest                                                --                        14,451
        Common stock issued for services                                                --                       837,500
        Decrease in noncurrent assets                                                   --                       237,000
        Decrease in accounts payable                                                 214,379                     864,732
        Increase in accrued expenses                                                (470,705)                    191,450
        Increase in prepaid expenses                                                 375,000                    (312,500)
  Discontinued operations
     Net (loss)                                                                         --                      (389,286)
     Adjustments to reconcile net loss to net cash (used in) provided by operating activities -
        Gain on disposal of assets                                                      --                       389,286
        Changes in assets and liabilities                                               --                          --
                                                                                 -----------                 -----------
           Total cash (used in) provided by operating activities                    (197,277)                 (1,707,124)

Cash flows from investing activities:
  Purchase of land and casino development costs                                     (200,097)                 (5,737,773)
  Purchase of furniture, vehicle and equipment                                          --                       (70,815)
  Investment in non-marketable securities                                               --                       (85,000)
  Loans receivable                                                                      --                       (90,000)
  Investment in patent-                                                                 --                       (62,000)
  Deposits and other                                                                    --                          (440)
  Cash into escrow                                                                 1,365,317                    (451,896)
                                                                                 -----------                 -----------
           Total cash used in investing activities:                                1,165,220                  (6,497,924)

Cash flows from financing activities:
  Proceeds advances stockholders                                                     148,350                     433,418
  Proceeds from long-term debt                                                          --                     6,010,690
  Repayments on long-term borrowings                                              (1,110,837)                 (3,450,999)
  Proceeds from stock issuance                                                          --                     5,220,835
  Capital contribution                                                                  --                         2,850
                                                                                 -----------                 -----------
           Total cash provided by (used in) financing activities:                   (962,487)                  8,216,794
                                                                                 -----------                 -----------

Net (decrease) increase in cash                                                        5,456                      11,747

Cash - beginning of period                                                             6,291                        --
                                                                                 -----------                 -----------

Cash - end of period                                                             $    11,747                 $    11,747
                                                                                 ===========                 ===========


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

In fiscal year 1994, the Company changed its focus of business operations and in two separate transactions, acquired approximately 79,000 and 375,000 square feet of vacant land located in the city of Black Hawk, Gilpin County, Colorado. As of December 31, 1996, the Company has not realized any revenue from its planned operations and, accordingly, is considered to be in the development stage.

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

                           COUNTRY WORLD CASINOS, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements


Note 1 - Summary of Significant Accounting Policies and Business Activity
cont.)
--------------------------------------------------------------------------------

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

Note 2 - Continued Operations and Realization of Assets
-------------------------------------------------------

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of approximately $3,580,000 for the period from November 9, 1982 (date of inception) through December 31, 1996. The Company filed for bankruptcy under Chapter 11 on October 12, 1995. The Company is currently looking for the required funding to complete the construction of the casino and hotel described in (Note 3). These factors, among others, indicate the Company's ability to continue in existence is dependent upon its ability to obtain additional long-term debt and/or equity financing and achieve profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset or liability amounts which might be necessary should the Company be unable to continue in existence.

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

                           COUNTRY WORLD CASINOS, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

Note 3 - Casino Under Development (continued)
---------------------------------------------

The Company is in the process of constructing a casino on the land and intends to construct a hotel subsequent to the completion of the casino. On July 11, 1994, the Company entered into a contract to construct the casino. The Company has capitalized the following costs related to the casino construction through December 31, 1996:

    Interest on long-term debt                              $2,052,156
    Architectural fees and fees for construction
      and design services                                    2,885,142
                                                            ----------
                                                            $4,937,298
                                                            ==========

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

                           COUNTRY WORLD CASINOS, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

$10,445  note  payable - interest at 15%
payable  in equal  monthly  installments
over  four  (4)   years.   The  note  is
collaterized by a copy machine                                        9,691
                                                                   --------
                                                                  5,734,691
Less current portion                                                727,728
                                                                  ---------
                                                                  5,006,963
                                                                  =========

The first payment on the $725,000 note due September 28, 1995 was not made, and accordingly, the entire amount is considered current (Note 10).


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

Private Placement Offering
--------------------------

In June 1994, the Company has undertaken a private placement offering for up to 5,000,000 shares of common stock at $3 per share. At December 31, 1996, the Company had received $2,017,500, net of offering costs of $150,000 for 722,667 shares.

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

SEC Investigation
-----------------

In the fiscal year ended June 30, 1994, the Company was informed by the Securities and Exchange Commission (the "SEC") that the SEC had instituted a formal order of investigation concerning the possibility of violations of the federal securities laws by the Company. Although no member of the Company's current management was affiliated with the Company during the time period the SEC was investigating, the pendency of such investigation, and the initiation of any action by the SEC, has impeded, the Company's efforts to obtain financing, and accomplish other tasks necessary to commence operations. In August 1996, the Company was notified that the SEC has discontinued their investigation and that no enforcement action has been recommended by the staff of the SEC.

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

Note 10 - Note Default
----------------------

In July 1995, the note holder on the $3,450,000 note payable (Note 4) declared the note in default and began foreclosure proceedings on the real property collateralizing the note. In addition, the payments due on the $725,000 note have not been made and accordingly the note is considered in default. The Company filed a lawsuit against New Allied Development Corporation and its wholly owned subsidiary, Tommyknocker Casino Corp. ("NADC"). In 1993, NADC sold to the Company the land in Black Hawk, Colorado upon which the Company plans to construct a gaming entertainment facility. The Company believes that NADC committed wrongful acts in connection with the land purchase. In addition to cash, NADC received preferred stock and a promissory note (the "Note") from the Company. The Note is secured by a second deed of trust on the Black Hawk property. It was provided in the Note that when certain payments had been made by the Company to NADC, NADC would obtain the release of the first deed of trust which secures a pre-existing indebtedness of NADC in the original principal amount of $475,000. The first deed of trust has not been released. NADC has declared the Company in default on the Note. In the lawsuit, the Company has requested a declaration that the Company is not obligated to make any additional payments to NADC under the Note until NADC has secured the release of the first deed of trust. The Company also seeks other relief against NADC.

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

                           COUNTRY WORLD CASINOS, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements


Note 10 - Note Default (continued)
----------------------------------

Pursuant to the Order of the Bankruptcy Court, the Company received a credit for the amount paid to the holder of the note from NADC as a direct offset against the Note made by the Company to NADC. The note from the Company to NADC was secured by a second deed of trust against the Property. The net proceeds received by the Company from the loan closing have been paid into an interest bearing account pending further order of the Bankruptcy Court. The Company and NADC had a dispute as to the payoff balance on the note due to NADC by the Company. In November 1996, the Company received final rulings from the court regarding the NADC dispute. The Company, in November 1996, tendered an amount of approximately $1,309,000 to NADC in what it believes is full settlement of the remaining amount of the $3,450,000 note including accrued interest.