Form 10QSB
period 1997-03-31
COUNTRY WORLD CASINOS INC
filed 1997-05-16
CIK 713443

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark 1)   X    Quarterly Report Under Section 13 or 15(d) of The Securities
          ---   Exchange Act of 1934

               For the quarterly period ended    March 31, 1997
                                                ---------------

               Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 (No Fee Required) for the Transition Period from ________ to ________

                              Commission file number 0-22450

                                COUNTRY WORLD CASINOS, INC.
                       --------------------------------------------
                      (Name of Small Business Issuer in its Charter)

              Nevada                                   13-3140389
     -------------------------------       -----------------------------------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

          13576 West Utah Avenue
          Lakewood, CO                                      80228
          ---------------------------------------          ---------
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

The Registrant had 10,836,187 shares of its common stock outstanding as of May 14, 1997.

Transitorial Small Business Disclosure Format (Check one):  Yes _____  No   X

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

         Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES                                                             7

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

     Financial Statements are attached commencing on page F-1.

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

     Since the Company's purchase of the Property in August 1993, the Company's activities have focused on obtaining the necessary financing and making preparations for construction of the casino on the Property. The Company has been able to obtain sufficient financing to make significant preparation for construction of the casino, but sufficient financing has not been obtained to commence construction of this project. The Company's efforts have included the completion of an extensive excavation project consisting of the removal of approximately 60,000 cubic yards of rock and dirt, preparation of working drawings for the foundation of the project, design of the interior casino and retail areas of the project, work with the Colorado Department of Transportation for the redesign of Highway 119, the main access road to the Property, and work with the Black Hawk-Central City Sanitation District for a sewer tap and with the City of Black Hawk's Water District to provide a water tap to the Property. Although these efforts have not been completed, the Company believes that, if financing were obtainable, it should be in a position to construct a gaming facility on the Property.

     In the fiscal year ended June 30, 1995, the Company borrowed $1,000,000 from Holly Holdings, Inc., formerly known as Holly Products, Inc. ("Holly"). On April 20, 1995, the Company issued 5,000,000 shares of its common stock to Holly in exchange for the cancellation of the $1,000,000 indebtedness, plus interest. The Company also agreed to grant Holly the right to purchase up to an additional 20,000,000 shares of common stock at $.20 per share (a total of $4,000,000) if such funding was provided within a reasonable time and progress continued to be made concerning financing for the casino project. The Company and Holly agreed that Holly would provide $250,000 to the Company by no later than June 30, 1995, for which the Company would issue 1,250,000 shares of its common stock. Holly did not provide the $250,000 to the Company by June 30, 1995; however, subsequent to the advancement of the $1,000,000 referred to above, Holly has provided financing of approximately $865,000 to the Company through March 31, 1997. In addition, as noted below, Holly has agreed to provide additional financing to the Company.

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

     In 1995 NADC commenced foreclosure proceedings involving the Property. Due to the pendency of these proceedings, on October 12, 1995, the Company filed a Voluntary Petition Under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, District of Colorado (Case No. 95 20563 RJB). As a result, all creditors of the Company were stayed from commencing or continuing any action or enforcing any judgment or lien against the Company or property of the Company, except as otherwise authorized pursuant to Title 11 U.S.C. 362(b). Upon the Company's motion, the Bankruptcy Court dismissed the Company's Chapter 11 case in March 1997.

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

     Norlar has agreed with the other participants in the $5 million loan to subordinate Norlar's interest to the other participants for the benefit of the Company. Norlar has agreed that all of Norlar's monthly payments which would be due on its 47% interest in the $5 million loan be deferred until the Property is refinanced, sold, foreclosed upon or otherwise liquidated. Accordingly, the Company will be required, commencing May 19, 1997, to make monthly interest-only payments on the remaining 53% of the $5 million loan owed to the non- Norlar participants. Therefore, the Company's requirements will be $53,000 per month.

     Holly has agreed to provide $1 million on a phased-in basis, with an initial payment of $750,000 made in February 1997. Holly has agreed to pay the remaining $250,000 to the Company on or before November 19, 1997. The Company has agreed with Holly to reduce this agreement for the cash infusion to written documents. The Company used the net proceeds of the $5 million Kennedy financing and the advances from Holly to pay unsecured creditors of the Company and to pay the amounts deemed by the Bankruptcy Court to be owed to NADC in connection with NADC's deed of trust on the Property. The Deed of Trust in favor of NADC has been extinguished. Both the Company and NADC have filed appeals of this ruling, which appeals are pending.

     The Company will continue to seek construction financing and permanent "take-out" financing, or a joint-venture partner in order to develop the Property by the construction of a gaming facility. If the Company should fail in its efforts to obtain such financing, the Company may seek to market the Property for sale in order to liquidate the Property.

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

     The Company has incurred substantial net losses, and had a working capital deficiency of approximately $1,785,000 at March 31, 1997. Insofar as the Company has not completed its casino facility, it has received no revenues from operations from these planned business activities. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ability to continue in existence is dependent upon its ability to obtain additional long-term financing and achieve profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset or liability amounts which might be necessary should the Company be unable to continue in existence.

     During the nine months ended March 31, 1997, the Company had interest income of $26,079, interest expense of $3,931, general and administrative expenses of $410,530 and depreciation expense of $4,672. The Company's loss was $392,319, or $.06 per share. The Company remains in the development stage and had incurred a loss from inception through March 31, 1997 of $3,653,007. The ability of the Company to achieve revenues in the future will be dependent upon realization of its plans to develop a gaming facility on the Property.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     I. The Company is the plaintiff and a counterclaim defendant in a lawsuit pending in Denver, Colorado District Court, Case No. 95CV2310, entitled Country World Casinos, Inc., a Nevada corporation, Plaintiff, v. Tommyknocker Casino Corp., a Colorado corporation and New Allied Development Corporation, a Colorado corporation, Defendants, v. Country World Casinos, Inc., a Nevada Corporation, Holly Products, Inc., a New Jersey corporation, Ronald G. Nathan, Sal Lauria, Roger D. Leclerc, William H. Patrowicz and David Singer, Counterclaim Defendants. This action was stayed due to the filing of the Company's Petition in Bankruptcy in the United States Bankruptcy Court for the District of Colorado on October 12, 1995, Case No. 95-20563RJB which case was dismissed upon motion of the Company in March 1997. The District Court litigation and the bankruptcy petition arise as a result of disputes with New Allied Development Corporation and its subsidiary, Tommyknocker Casino Corp. (collectively "NADC"). A claims hearing was held in September 1996 to determine the amount of NADC's allowed secured debt in the proceeds of the Company's financing of the Property. Prior to the hearing, the Company had paid to NADC the undisputed portion of its secured debt against the Property in the amount of $998,391. In November 1996, the Bankruptcy Court issued its Memorandum Opinion and Order determining the method and amount of NADC's secured claim. The amount of $1,308,726, as authorized by the Bankruptcy Court, has been paid by the Company to NADC, for a total of $2,307,117. In November 1996, the Bankruptcy Court ordered that NADC was paid in full. The payment was without prejudice to the right of the Company to seek a reconsideration and without prejudice to appeal the Order.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     The Company has not made payments on a $725,000 note due to NADC secured by a deed of trust on land near the Property. The Company is engaged in negotiations with NADC regarding this matter and other matters involving them. No assurance can be given that an agreement will be concluded, or if concluded, that the terms will be favorable to the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (b) In March 1997 the Company filed a Report on Form 8-K under Item 3 reporting the dissal of the Company's Chapter 11 case and the appeal of an earlier ruling by the Bankruptcy Court related to the dispute with NADC.

                           COUNTRY WORLD CASINOS, INC.
                          Notes to Financial Statements


     The accompanying financial statements of Country World Casinos, Inc. (the "Company") have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 1997, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with generally accepted accounting principles have been condensed or omitted. it is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-KSB. The results of operations for the period ended March 31, 1997 are not necessarily indicative of operating results for the full year.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           COUNTRY WORLD CASINOS, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                  -------------


                                     Assets
Current assets:
      Cash                                                         $     20,946


Property and Equipment (Notes 3 and 4)
      Land                                                            7,475,475
      Casino under development                                        5,084,167
      Furniture and equipment                                            48,068
                                                                   ------------
                                                                     12,607,710
            Less accumulated depreciation                               (18,807)
                                                                   ------------
                                                                     12,588,903
Other assets
      Prepaid interest (Note 4)                                         125,000
      Deposits                                                              440
                                                                   ------------
Total assets                                                       $ 12,735,289
                                                                   ============


                           COUNTRY WORLD CASINOS, INC.
                          (A Development Stage Company)
                                  Balance Sheet


                      Liabilities and Stockholders' Equity


Current liabilities:
      Current maturities of long-term debt (Notes 3 and 4)             $    727,763
      Accounts payable                                                       12,160
      Advances - stockholders                                               865,232
      Accrued interest                                                      123,250
      Other accrued expenses                                                 77,843
                                                                       ------------
                  Total current liabilities                               1,806,248


Long term liabilities
      Notes Payable (Notes 4 and 7)                                       5,006,412
                                                                       ------------
                  Total liabilities                                       6,812,660

Commitments and contingency (Notes 3 and 6)

Stockholders' equity (Notes 2 and 3)
      Preferred stock, $.001 par value, 25,000,000 shares authorized
      Convertible Preferred, 2,250,000 shares issued and outstanding
            (Liquidation preference $7,492,500)                               2,250
      Common stock, $.001 par value, 50,000,000 shares authorized,
        10,836,187 issued and outstanding                                    10,836
      Additional paid-in capital                                          9,562,550
      Deficit accumulated during the development stage                   (3,653,007)
                                                                       ------------
                        Total stockholders' equity                        5,922,629
                                                                       ------------

Total liabilities and stockholders' equity                             $ 12,735,289
                                                                       ============














                        See notes to financial statements
                                       F-3


                           COUNTRY WORLD CASINOS, INC.
                          (A Development Stage Company)

                             Statement of Operations

                                                                     For the Period
                                                                  From November 9, 1982
                                                                    (Date of Inception)
                                             For Nine Months Ended       Through
                                                  March 31, 1997     March 31, 1997
                                                  --------------     -----------------

Costs and expenses
  Research and development costs                    $      --          $   122,000
  Bad debt expense                                         --              175,000
  General and administrative expenses                   410,530          3,387,767
  Depreciation expense                                    4,672             18,807
                                                    -----------        -----------
           Total                                    $   415,202        $ 3,703,574

Other income (expense)
  Other income                                              735
                                                                            46,462
  Interest expense                                       (3,931)
                                                                            (5,895)
  Interest income                                        26,079             92,848
  Gain on forgiveness of debt                              --               17,152
  Forfeited deposit (Note 3)                               --             (100,000)
                                                    -----------        -----------
           Total                                         22,883        $    50,567
                                                                       -----------

Loss from continuing operations                        (392,319)        (3,653,007)

Discontinued operations
  Gain on disposal of subsidiaries                         --              389,286
  (Loss) from discontinued operations                      --             (389,286)
                                                    -----------        -----------

Net (loss) income                                   $  (392,319)       $(3,653,007)

Net (loss) income per share                         $      (.06)       $      (.55)
                                                    ===========        ===========

Weighted average number of shares
                                                      6,694,097          6,694,097
                                                    ===========        ===========

                        See notes to financial statements
                                       F-4

                                                COUNTRY WORLD CASINOS, INC.
                                               (A Development Stage Company)
                                                 Statements of Cash Flows
                                                                                                 For the Period From
                                                                                                 November 9, 1982
                                                                                                 (Date of Inception)
                                                                     For Nine Months Ended             Through
                                                                          March 31, 1997           March 31, 1997
                                                                         ---------------           --------------

Cash flows from operating activities:
  Continuing operations
     Net (loss)                                                             $ (392,319)             $(3,653,007)
     Adjustments to reconcile net (loss) to net cash from
     operating activities -
        Depreciation                                                             4,672                   41,554
        Common stock issued for interest                                          --                     14,451
        Common stock issued for services                                          --                    837,500
        Decrease in noncurrent assets                                             --                    237,000
        Decrease in accounts payable                                          (638,193)                  12,160
        Increase in accrued expenses                                          (461,062)                 201,093
        Increase in prepaid expenses                                           562,500                 (125,000)
  Discontinued operations
     Net (loss)                                                                   --                   (389,286)
     Adjustments to reconcile net loss to net cash (used in) provided by operating activities -
        Gain on disposal of assets                                                --                    389,286
        Changes in assets and liabilities                                         --                       --
                                                                           -----------              -----------
           Total cash (used in) provided by operating activities              (924,402)              (2,434,249)

Cash flows from investing activities:
  Purchase of land and casino development costs                               (346,966)              (5,884,642)
  Purchase of furniture, vehicle and equipment                                    --                    (70,815)
  Investment in non-marketable securities                                         --                    (85,000)
  Loans receivable                                                                --                    (90,000)
  Investment in patent                                                            --                    (62,000)
  Deposits and other                                                              --                       (440)
  Cash into escrow                                                           1,817,213                     --
                                                                           -----------              -----------
           Total cash used in investing activities:                          1,470,247               (6,192,897)

Cash flows from financing activities:
  Proceeds advances stockholders                                               580,164                  865,232
  Proceeds from long-term debt                                                    --                  6,010,690
  Repayments on long-term borrowings                                        (1,111,353)              (3,451,515)
  Proceeds from stock issuance                                                    --                  5,220,835
  Capital contribution                                                            --                      2,850
                                                                           -----------              -----------
           Total cash provided by (used in) financing activities:             (531,189)               8,648,092

Net (decrease) increase in cash                                                 14,655                   20,946

Cash - beginning of period                                                       6,291                     --
                                                                           -----------             -----------

Cash - end of period                                                       $    20,946              $    20,946
                                                                           ===========              ===========
                                                     F-5

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




                        See notes to financial statements
                                       F-6

                                                COUNTRY WORLD CASINOS, INC.
                                               (A Development Stage Company)

                                             Statement of Stockholders' Equity
                             From November 9, 1982 (Date of Inception) Through March 31, 1997


                                                       Common Stock
                                            --------------------------------------                    Deficit
                         Preferred Stock                             Subscribed       Additional     During the
                        -----------------                          ---------------     Paid-In      Development    Accumulated
                        Shares     Amount   Shares      Amount     Shares   Amount     Capital         Stage         Total
                        ------     ------   ------     -------     ------   ------    -----------   -----------    -----------
November 9, 1982
  (date of inception)       -   $  --            --      $      --      -   $  --     $      --      $      --      $      --

Issuance of shares
  for cash                  -      --         104,000            520    -      --           1,005           --            1,525

Issuance of common
  stock to the public       -      --          51,600            258    -      --         644,742           --          645,000

Deferred offering
  costs                     -      --            --             --      -      --        (115,690)          --         (115,690)

Cancellation of
  common stock              -      --         (28,000)          (140)   -      --             140           --             --

Issuance of shares
  for services              -      --       3,000,000         15,000    -      --            --             --           15,000

Issuance of common
  stock at a discount       -      --      46,872,400        234,362    -      --        (214,362)          --           20,000

Capital contribution        -      --            --             --      -      --           2,850           --            2,850

Net loss for the
  period from November 9,
  1982 (date of
  inception) through
  June 30, 1992             -      --            --             --      -      --            --         (221,169)      (221,169)
                         ------  -----    -----------       -------   ----- ------       --------       --------       --------

Balance - June 30, 1992     -      --      50,000,000        250,000    -      --         318,685       (221,169)       347,516

Issuance of common stock
  at a discount
  for services              -      --      25,000,000        125,000    -      --        (112,500)          --           12,500

Net loss for year
  ended June 30, 1993       -      --            --             --      -      --            --         (373,401)      (373,401)
                         ------  -----    -----------       -------   ----- ------       --------       --------       --------

Balance - June 30, 1993     -      --      75,000,000        375,000    -      --         206,185       (594,570)       (13,385)

Reverse stock split
  1:35                      -      --     (72,857,142)      (364,285)   -      --         364,285           --             --

Change in par value
  from $.005 to
  $.001                     -      --            --           (8,572)   -      --           8,572           --             --

Issuance of stock
  for cash                  -      --         600,000            600    -      --         599,400           --          600,000

Issuance of stock
  for cash                  -      --       1,500,000          1,500    -      --       1,498,500           --        1,500,000


Continued on next page.
                                            See Notes to financial statements.
                                                            F-7


                                                COUNTRY WORLD CASINOS, INC.
                                               (A Development Stage Company)

                                             Statement of Stockholders' Equity
                              From November 9, 1982 (Date of Inception) Through March 31, 1997

Continued from previous page.
                                                               Common Stock
                                                 --------------------------------------                    Deficit
                              Preferred Stock                             Subscribed       Additional     During the
                             -----------------                          ---------------     Paid-In      Development    Accumulated
                             Shares     Amount   Shares      Amount     Shares   Amount     Capital         Stage         Total
                             ------     ------   ------     -------     ------   ------    -----------   -----------    -----------
Issuance of Convertible
  Preferred Stock for
  acquisition of land
  valued at $1.00 per
  share  (Note 5)          2,250,000    2,250        --         --         --        --       2,247,750          --      2,250,000

Issuance of stock for
  cash and services
  pursuant to exercise
  of options (Note 5)           --       --       250,000        250       --        --         249,750          --        250,000

Purchase and cancellation
  of treasury stock
  (Note 5)                      --       --      (125,000)      (125)      --        --        (124,875)         --       (125,000)

Issuance of stock
  for cash (Note 5)             --       --       200,662        200       --        --         499,800          --        500,000

Issuance of common
  stock for acquisition
  of land valued at
  $1.00 per share
  (Note 5)                      --       --      250,0009        250       --        --         249,750          --        250,000

Issuance of common
  stock for cash and
  services pursuant
  to exercise of
  options (Note 5)              --       --        95,000         95       --        --         237,405          --        237,500

Issuance of common
  stock for services
  rendered valued at
  $2.50 per share
  (Note 5)                      --       --       200,000        200       --        --         499,800          --        500,000

Subscription of
  common stock pursuant
  to private placement
   offering (Note 5)            --       --          --         --      262,667       263       787,737          --        788,000

Net loss for year
  ended June 30, 1994           --       --          --         --         --        --            --      (1,490,785)  (1,490,785)
                          ----------   ------ -----------   --------   --------    ------   -----------   -----------  -----------

Balance - June 30, 1994    2,250,000   $2,250   5,113,520   $  5,113    262,667    $  263   $ 7,324,059   $(2,085,355)  $5,246,330

Subscription of common
  stock pursuant
  to private placement
  offering (Note 5)             --       --       460,000        460       --        --       1,229,040          --      1,229,040

Issuance of stock
  for outstanding note          --       --     5,000,000      5,000       --        --       1,009,451          --      1,014,451

Convert subscribed
  stock to common
  and record fees               --       --       262,667        263   (262,667)     (263)         --            --           --

Net loss for twelve
  months ended
 June 30, 1995                  --       --          --         --         --        --            --         (757,659)   (757,659)
                           --------   ------  -----------   --------   --------    ------   -----------    -----------

Balance - June 30, 1995    2,250,000   $2,250  10,836,187   $ 10,836          0    $    0   $ 9,562,550    $(2,843,014) $6,732,622

                                            See notes to financial statements.

                                                            F-8


                                                COUNTRY WORLD CASINOS, INC.
                                               (A Development Stage Company)

                                             Statement of Stockholders' Equity
                             From November 9, 1982 (Date of Inception) Through March 31, 1997


Continued from previous page.
                                                               Common Stock
                                                 --------------------------------------                 Deficit
                              Preferred Stock                             Subscribed    Additional     During the
                             -----------------                          ---------------  Paid-In      Development    Accumulated
                             Shares  Amount        Shares      Amount   Shares   Amount  Capital         Stage         Total
                             ------  ------        ------     -------   ------   ------ -----------   -----------    -----------



Net loss for twelve months
 ended June 30, 1996               -        -             -          -      -         -           -      (417,673)       (417,673)


Balance - June 30, 1996    2,250,000   $2,250    10,836,187    $10,836      0    $    0  $9,562,550   $(3,260,687)      $6,314,949
                           ---------   ------    ----------    -------  -----    ------  ----------   ------------      ----------


Net Loss for nine months
 ended March 31, 1997              -        -             -          -      -         -           -     (392,319)       (392,319)
                                                                                                       ---------       ---------


Balance March 31, 1997     2,250,000   $2,250    10,836,187    $10,836      0    $    0  $9,562,550   $(3,653,007)      $5,922,629
                           =========   ======    ==========    =======  =====    ======  ==========   ============      ==========







                                             See notes to financial statements
                                                            F-9


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

The Company is a majority-owned subsidiary of Holly Holdings, Inc.

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

Note 2 - Continued Operations and Realization of Assets
-------------------------------------------------------

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of approximately $3,653,000 for the period from November 9, 1982 (date of inception) through March 31, 1997. The Company filed for bankruptcy under Chapter 11 on October 12, 1995. Upon motion by the Company, the Bankruptcy Court dismissed the bankruptcy case on March 11, 1997. The Company is currently looking for the required funding to complete the construction of the casino and hotel described in (Note 3). These factors, among others, indicate the Company's ability to continue in existence is dependent upon its ability to obtain additional long-term debt and/or equity financing and achieve profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset or liability amounts which might be necessary should the Company be unable to continue in existence.

Note 3 - Casino Under Development
---------------------------------

On August 6, 1993, the Company closed on an acquisition of approximately 79,000 square feet of vacant land located within the city of Black Hawk, Gilpin County, Colorado. The Company paid $550,000 cash, delivered a promissory note in the amount of $3,450,000, and delivered 2,250,000 shares of its Convertible Preferred stock which is convertible to common stock on a 1 for 1 basis. The Company is obligated to file a registration statement to cover the distribution of the Convertible Preferred stock to the shareholders of the selling entity, which is a publicly-held corporation based in Denver, Colorado.

On June 28, 1994, the Company closed on an acquisition to an additional 375,000 square feet of vacant land located in close proximity to the original land purchased. The Company paid $200,000 cash, delivered a promissory note in the amount of $725,000, and delivered 250,000 shares of its common stock.

                           COUNTRY WORLD CASINOS, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

Note 3 - Casino Under Development (continued)
---------------------------------------------

The Company intends to construct a casino on the land and intends to construct a hotel subsequent to the completion of the casino. On July 11, 1994, the Company entered into a contract to construct the casino. The Company has capitalized the following costs related to the casino construction through December 31, 1996:

    Interest on long-term debt                              $2,052,156
    Architectural fees and fees for construction
      and design services                                    3,032,011
                                                             ---------
                                                            $5,084,167
                                                            ==========


Note 4 - Long-Term Debt
-----------------------

$725,000 note payable -  stockholder,  interest at
8%, payable in monthly  installments over ten (10)
years  starting 15 months  after the June 28, 1994
closing.  The note is collaterized by a first deed
of trust on real  property  with a net book  value
ofapproximately $1,175,000                                       725,000

$5,000,000  note  payable - interest  at 15% until
May 19, 1997 and at 24%  thereafter.  Interest for
the first year was paid in advance at closing. The
principal  is  due  May  19,  1999.  The  note  is
collaterized  by a  first  deed of  trust  on real
property with a net book value of $6,250,000.  The
financing  was  obtained  from a group of  lenders
which included  Norlar,  Inc, a related party. The
Norlar,  Inc. portion of the financing amounted to
$2,350,000.                                                    5,000,000

                           COUNTRY WORLD CASINOS, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

$10,445  note payable - interest at 15% payable in
equal  monthly  installments  over four (4) years.
The note is collaterized by a copy machine                       9,175
                                                             ---------

5,734,175
Less current portion                                           727,763
                                                             ---------
                                                             5,006,412
                                                             =========

The first payment on the $725,000 note due September 28, 1995 was not made, and accordingly, the entire amount is considered current.



Note 5 - Income Taxes
---------------------

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

At June 30, 1996, the Company had net operating loss carry forwards for income tax purposes of approximately $3,261,000 which expire through 2012. The net operating losses are limited due to a more than 50% change in ownership. The Company has approximately $1,110,000 deferred tax asset as a result of the net operating losses which has been fully impaired due to uncertainty as to its utilization

                           COUNTRY WORLD CASINOS, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

Note 6 - Related Party
----------------------

The Company agreed with a majority stockholder that the majority stockholder will receive the right to purchase up to 20,000,000 shares of common stock at $.20 per share if specified funding is provided.

Note 7 - Note Default
---------------------

In July 1995, the note holder on the $3,450,000 note payable (Note 4) declared the note in default and began foreclosure proceedings on the real property collateralizing the note. In addition, the payments due on the $725,000 note have not been made and accordingly the note is considered in default. The Company filed a lawsuit against New Allied Development Corporation and its wholly owned subsidiary, Tommyknocker Casino Corp. ("NADC"). In 1993, NADC sold to the Company the land in Black Hawk, Colorado upon which the Company plans to construct a gaming facility. The Company believes that NADC committed wrongful acts in connection with the land purchase. In addition to cash, NADC received preferred stock and a promissory note (the "Note") from the Company. The Note is secured by a second deed of trust on the Black Hawk property. It was provided in the Note that when certain payments had been made by the Company to NADC, NADC would obtain the release of the first deed of trust which secures a pre-existing indebtedness of NADC in the original principal amount of $475,000. The first deed of trust had not been released. NADC declared the Company in default on the Note. In the lawsuit, the Company requested a declaration that the Company is not obligated to make any additional payments to NADC under the Note until NADC has secured the release of the first deed of trust. The Company also seeks other relief against NADC.

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

                           COUNTRY WORLD CASINOS, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements


Note 7 - Note Default (continued)
---------------------------------

Pursuant to the Order of the Bankruptcy Court, the Company received a credit for the amount paid to the holder of the note from NADC as a direct offset against the Note made by the Company to NADC. The note from the Company to NADC was secured by a second deed of trust against the Property. The net proceeds received by the Company from the loan closing were paid into an interest bearing account pending further order of the Bankruptcy Court. The Company and NADC had a dispute as to the payoff balance on the note due to NADC by the Company. In November 1996, the Company received final rulings from the court regarding the NADC dispute. The Company, in November 1996, tendered an amount of approximately $1,309,000 to NADC and the second deed of trust was extinguished. Both the Company and NADC have filed appeals, which appeals are pending.

                                   SIGNATURES

In accordance with the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            COUNTRY WORLD CASINOS, INC.


Dated:  May 15, 1997                        By: /S/  ROGER D. LECLERC
                                               ---------------------------------
                                               Roger D. Leclerc, President
                                               and Chief Financial Officer