Form 10KSB
period 1997-06-30
COUNTRY WORLD CASINOS INC
filed 1997-09-29
CIK 713443

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                _________________

                                  FORM 10-KSB

(Mark One)

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1997

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________

Commission file number 0-22450

                           COUNTRY WORLD CASINOS, INC.
                 (Name of Small Business Issuer in its charter)

                  Nevada                                  13-3140389
      (State or Other Jurisdiction of                    (IRS Employer
      Incorporation or Organization)                     Identification
                                                         Number)

        200 Monument Road, Suite 10, Bala Cynwyd, Pennsylvania 19004
             (Address of Principal Executive Offices)(Zip Code)

       Issuer's Telephone Number, Including Area Code: (610) 617-0400

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                        $.001 Par Value Common Stock
                              (Title of Class)

     Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X             No


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB.

     State the issuer's revenues for its most recent fiscal year. $ None


     The aggregate market value of the approximately 4,585,734 shares of the Company's voting stock held by non-affiliates, computed at the average bid and asked prices of such stock in the over-the-counter market, as quoted on the Electronic Bulletin Board on September 15, 1997 was $859,825.00.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports to be filed by Section 12, 13 or 5(d) of the Exchange Act of the distribution of securities under a plan confirmed by a court.

                          Yes   X           No

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At September 15, 1997, there were outstanding 13,481,687 shares of the issuer's Common Stock, par value $.001.

                                      PART I
                             DESCRIPTION OF BUSINESS
ITEM 1
GENERAL DEVELOPMENT OF BUSINESS

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

     In 1993, the Company changed the focus of its planned business operations to the construction of a large, full service, first class casino in Black Hawk, Colorado. In August 1993, the Company completed the acquisition from New Allied Development Corporation and its subsidiary, Tommyknocker Casino Corp., of certain real property located in Black Hawk, Colorado known as Mill Sites 12 and 13, and the Smith Lode Mining Claim, U.S. Survey No. 502 (the "Property"). Except as specifically provided elsewhere herein to the contrary, New Allied Development Corporation and Tommyknocker Casino Corp. will be referred to hereinafter collectively as "New Allied."

     Since the Company's purchase of the Property in August 1993, the Company's activities have focused on obtaining the necessary financing and making preparations for construction of the casino on the Property. In July 1997, the Company signed a financing agreement with U2 Consulting, LLC., an affiliate of Pacific Genesis, Inc. and Western Equities, Inc., to raise $75 million through the issuance of corporate bonds. The parties shall have 180 days to provide for the above.

     The Company is confident in the parties' ability to raise such funds, however, there can be no assurance that the Company will be able to obtain the necessary financing. In addition, the Company's ability to operate the casino will be dependent upon substantial other conditions, including the obtaining of licenses and compliance with governmental regulations, grading and construction of the casino, obtaining the necessary permits and approvals from the City of Black Hawk and other regulatory bodies, procuring gaming equipment on satisfactory terms, and accomplishing these objectives in a timely manner.

     In order to begin the process of timely completing its goals the Company has contracted with Colorado Gaming Development Company, Inc., Semple Brown Roberts, P.C. and PCL Construction Services, Inc., all of Denver, Colorado to design and construct the planned casino and hotel complex. In addition, the Company has signed a management agreement with Signature Hospitality Resources, Inc. of Denver, Colorado to manage its Radisson Black Hawk Hotel, a separate agreement to use the national flag of Radisson on the hotel and a binding letter of intent with Luciani & Associates, LLC. and G. Michael Brown, joint venture of Atlantic City, New Jersey, to manage the casino operations. All parties will assist the architect in design of their respective operations.

     The Company is engaged in the design, development and construction of the Radisson Hotel and Country World Casino (the "Hotel Casino") in Black Hawk, Colorado. The planned Hotel Casino will be a seven story complex, featuring five stories of hotel rooms above a two-story, 75,000 square foot casino, and an underground parking garage. Other amenities will include one or more full service restaurants, a buffet, entertainment lounge and retail shops. When completed as planned, the Hotel Casino will be largest hotel and casino complex in Colorado. Construction and opening of the Hotel Casino is dependent upon the Company's ability to successfully raise the required capital. The Company plans to seek $75,000,000 of debt financing from institutional investors through the issuance of notes secured by a first deed of trust on the Hotel Casino property and by a security interest in the revenues from the operation of the Hotel Casino. There can be no assurance, however, that the Company will be successful in raising such financing or that the proceeds of such financing will be sufficient to complete construction and provide working capital for the opening and operation of the Hotel Casino.

     The casino level of the project, at approximately 75,000 square feet, will be the largest in Colorado and will be capable of accommodating 1,800 slot machines and 32 gaming tables. The Company will open the facility with 1,000 slot machines, 20 blackjack tables and 12 poker tables, and may add up to 800 additional slot machines if management determines that the additional gaming devices will produce equal per square foot revenue and will not create excess capacity. The Company expects that slot machines will be the greatest source of its gaming revenues. Slot machines are less labor intensive and require less square footage than table games, and also generate higher profit margins.

     The Country World Casino's atmosphere will feature a country western music theme similar to the rock and roll music theme successfully employed by the Hard Rock Cafe. The Casino decor will include memorabilia from the great country singers, both past and present, with a star walk of their own. The country western music theme has not been established in the Black Hawk/Central City, Colorado gaming market, and therefore will give the Country World Casino its own unique identity. Management believes that as casinos have become more numerous, the gaming industry has begun to recognize that popular themes and amenities such as quality dining and hotel accommodations play an important role in attracting customers to casinos. The theme is intended to appeal to the Hotel Casino's target customer base, which consists primarily of residents of the Denver metropolitan area as well as other Colorado communities located within driving distance of Black Hawk.

     The Radisson Black Hawk Hotel will provide overnight accommodations with 290 standard rooms and 35 suites, making it the first destination resort of its kind in Black Hawk. Complimenting both the casino and hotel will be a three story underground parking facility for 865 cars featuring both valet and self parking options, and the only covered on-site bus turnaround currently available in Black Hawk for the convenience of day trip customers.

     Black Hawk is a picturesque mountain town approximately 40 miles west of Denver. In the past year, Black Hawk hosted approximately 3 million visitors and generated almost 60% of the state's gaming revenues. The 112,000 square foot Hotel Casino site on the northern most end of the Black Hawk gaming district is in a most highly visible location as it is in a direct line of site to all visitors approaching Black Hawk's main intersection on State Highway 119. The seven story structure will tower high above all existing facilities. The Black Hawk and nearby Central City casino market includes many small, privately held gaming facilities that the Company believes offer limited amenities and are characterized by a shortage of convenient on-site parking. There are a few large facilities currently operating with varying levels of services and amenities, as well as new facilities planned. The Country World Casino's country western music theme, country hospitality, ample parking, modern hotel accommodations and a full line of amenities, will set it apart from, and should give it a competitive advantage over, the other casinos in the Black Hawk/Central City market.

     The Hotel Casino complex will be designed and constructed pursuant to a guaranteed maximum price agreement which is to be finalized prior to construction. The design and construction team consists of Semple Brown Roberts, P.C., a Denver based architectural firm (the "Architect") and PCL Construction Services, Inc., a multi-billion dollar North American construction firm with U.S. headquarters located in Denver. The Architect is the designer of Fitzgerald's Casino in Black Hawk, while the Contractor's gaming credits include the MGM Grand Hotel Casino and Stratosphere Tower in Las Vegas, Nevada, as well as the Chinook Winds Gaming and Convention Center in Lincoln City, Oregon.

     Gaming operations at the Country World Casino will be under the management of a joint venture between Luciani & Associates, LLC and G. Michael Brown of Atlantic City, New Jersey (the "Casino Manager"), who are leaders in casino design, management and security services.

     Hotel operations will be under the management of Signature Hospitality Resources, Inc. of Denver, Colorado (the "Hotel Manager'), which provides a full range of hotel and resort support services including operations, sales, marketing, food, beverage, human resources, MIS and technical services.

COLORADO GAMING REGULATIONS

     The State of Colorado created the Division of Gaming (the "Division") within the Department of Revenue to license, implement, regulate and supervise the conduct of limited gaming under the Colorado Limited Gaming Act and the regulations promulgated thereunder (the "Colorado Gaming Act"). The Director of the Division, under the supervision of a five-member Colorado Limited Gaming Control Commission (the "Colorado Gaming Commission"), has been granted broad power to ensure compliance with the Colorado Gaming Act. The Director may inspect, without notice, impound or remove any gaming device. He may examine and copy any licensee's records, may investigate the background and conduct of licensees and their employees, and may bring disciplinary actions against licensees and their employees. He also may conduct detailed background investigations of persons who loan money to the Company.

     The Colorado Gaming Commission is empowered to issue five types of gaming and gaming related licenses. The licenses are revocable and non-transferrable. The failure or inability of the Company or the Casino Manager to obtain and maintain the necessary gaming licenses could prevent the Company from operating the Casino and could have a material adverse effect on the Company. All persons employed by the Company and the Casino Manager and involved, directly or indirectly, in gaming operations in Colorado also are required to obtain a Colorado gaming license. All licenses must be renewed annually.

     The Company's President, Roger Leclerc currently holds a key employee license which entitles him to operate a casino in the State of Colorado. The Company, its Chairman and Chief Executive Officer, Larry Berman, and its Secretary/Treasurer, William Patrowicz will apply for their respective licenses in January 1998 to coincide with the start of construction.

     As a general rule, under the Colorado Gaming Act, it is a criminal violation for any person to have a legal, beneficial, voting or equitable interest, or right to receive profits, in more than three retail gaming licenses in Colorado. The Colorado Gaming Commission has ruled that a person does not have an interest in a licensee for purposes of the multiple-license prohibition if: (i) such person has less than a five percent (5%) interest in an institutional investor which has an interest in a publicly traded licensee or publicly traded company affiliated with a licensee (such as the Company);
(ii) a person has a five percent (5%) or more financial interest in an institutional investor, but the institutional investor has less than a five percent (5%) interest in a publicly traded licensee or publicly traded company affiliated with a licensee; (iii) an institutional investor has less than a five percent (5%) financial interest in a publicly traded licensee or publicly traded company affiliated with a licensee;(iv) an institutional investor possesses securities in a fiduciary capacity for another person, and does not exercise voting control over five percent (5%) or more of the outstanding voting securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee; (v) a registered broker or dealer retains possession of securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee for its customers in street name or otherwise, and exercises voting rights for less than five percent (5%) of the publicly traded licensee's voting securities or of a publicly traded company affiliated with a licensee; (vi) a registered broker or dealer acts as a market maker for the stock of a publicly traded licensee or of a publicly traded company affiliated with a licensee and possesses a voting interest in less than five percent (5%) of the stock of the publicly traded licensee or of a publicly traded company affiliated with a licensee; (vii) an underwriter is holding securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee as part of an underwriting for no more than 90 days if it exercises voting rights of less than five percent (5%) of the outstanding securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee; (viii) a stock clearinghouse holds voting securities for third parties, if it exercises voting rights with respect to less than five percent (5%) of the outstanding securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee; or (ix) a person owns less than five percent (5%) of the voting securities of the publicly traded licensee or publicly traded company affiliated with a licensee. Hence, the Company's and its stockholders' business opportunities in Colorado are limited to such interests that comply with the statute and Commission's rule.

     Although attorneys for the Colorado legislature initially expressed concern that the promulgation of the above-described regulation was beyond the Colorado Gaming Commission's statutory delegated authority, they appear to have retreated from this position. Therefore, unless the Colorado legislature repeals the regulation, it is likely that it will continue in effect.

     In addition, pursuant to the Colorado Gaming Act, no manufacturer or distributor of slot machines may have an interest in any casino operator, allow any of its officers to have such an interest, employ any person if such person is employed by a casino operator, or allow any casino operator or person with a substantial interest therein to have an interest in a manufacturer's or distributor's business. The Colorado Gaming Commission has ruled that a person does not have a "substantial interest" if it directly or indirectly has less than five percent (5%) of such voting securities of a licensee.

     Under the Colorado Gaming Act, any person or entity having any direct or indirect interest in a gaming licensee or an applicant for a gaming license, including, but not limited to, the Company and stockholders of the Company, maybe required to supply the Colorado Gaming Commission with substantial information, including, but not limited to, background information, source of funding information, a sworn statement that such person or entity is not holding his interest for any other party, and finger prints. Such information, investigation and licensing as an "associated person" automatically will be required of all persons (other than certain institutional investors discussed below) which directly or indirectly own ten percent (10%) or more of a direct or indirect legal, beneficial or voting interest in the Company. Such persons must report their interest and file appropriate applications within 45 days after acquiring such interest. Persons directly or indirectly having a five percent (5%) or more interest (but less than 10%) in the Company, must report their interest to the Colorado Gaming Commission within ten (10) days after acquiring such interest and may be required to provide additional information and to be found suitable. If certain institutional investors provide certain information to the Colorado Gaming Commission, such investors, at the Colorado Gaming Commission's discretion, may be permitted to own up to 14.99% of the Company, before being required to be found suitable. All licensing and investigation fees will have to be paid for by the person in question. The associated person investigation fee currently is $48 per hour.

     The Colorado Gaming Commission also has the right to request information from any person directly or indirectly interested in, or employed by, a licensee, and to investigate the moral character, honesty, integrity, prior activities, criminal record, reputation, habits and associations of (i) all persons licensed pursuant to the Colorado Limited Gaming Act, (ii) all officers, directors and stockholders of a licensed privately held corporation,
(iii) all officers, directors and stockholders holding either a five percent (5%) or greater interest or a controlling interest in a licensed publicly traded corporation, (iv) all general partners and all limited partners of a licensed partnership, (v) all persons which have a relationship similar to that of an officer, director or stockholder of a corporation (such as members and managers of a limited liability company), (vi) all persons supplying financing or loaning money to any licensee connected with the establishment or operation of limited gaming, and (vii) all persons having a contract, lease or ongoing financial or business arrangement with any licensee, where such contract, lease or arrangement relates to limited gaming operations, equipment, devices or premises. For purposes of the Colorado Gaming Act, a note secured by a deed of trust on casino property is considered a "lease."

     In addition, under the Colorado Gaming Act regulations, every person who is a party to a "gaming contract" with an applicant for a license, or with a licensee, upon the request of the Colorado Gaming Commission or the Director, promptly must provide to the Colorado Gaming Commission or Director all information which may be requested concerning financial history, financial holdings, real and personal property ownership, interests in other companies, criminal history, personal history and associations, character, reputation in the community, and all other information which might be relevant to a determination whether a person would be suitable to be licensed by the Colorado Gaming Commission. Failure to provide all information requested constitutes sufficient grounds for the Director or the Colorado Gaming Commission to require a licensee or applicant to terminate its "gaming contract" (as defined below) with any person who failed to provide the information requested. In addition, the Director or the Colorado Gaming Commission may require changes in "gaming contracts" before an application is approved or participation in the contract is allowed. A "gaming contract" is defined as an agreement in which a person does business with or on the premises of a licensed entity.

     An application for licensure or suitability may be denied for any cause deemed reasonable by the Colorado Gaming Commission or the Director, as appropriate. Specifically, the Colorado Gaming Commission and the Director must deny a license to any applicant who (i) fails to prove by clear and convincing evidence that the applicant is qualified; (ii) fails to provide information and documentation requested; (iii) fails to reveal any fact material to qualification, or supplies information which is untrue or misleading as to a material fact pertaining to qualification; (iv) has been, or has any director, officer, general partner, stockholder, limited partner or other person who has a financial or equity interest in the applicant who has been, convicted of certain crimes, including the service of a sentence upon conviction of a felony in a correctional facility, city or county jail, or community correctional facility or under the state board of parole or any probation department within ten years prior to the date of the application, gambling-related offenses, theft by deception or crimes involving fraud or misrepresentation, is under current prosecution for such crimes (during the pendency of which license determination may be deferred), is a career offender or a member or associate of a career offender cartel, or is a professional gambler; or (v) has refused to cooperate with any state or federal body investigating organized crime, official corruption or gaming offenses.

     If the Colorado Gaming Commission determines that a person or entity is unsuitable to own interests in the Company, then the Company may be sanctioned, which may include the denial or revocation of the approvals and licenses required to operate the Casino.

     The Colorado Gaming Commission does not need to approve in advance a public offering of securities, but rather requires a filing of notice and additional documents with regard to such public offering prior to such public offering. Under the regulations, the Colorado Gaming Commission may, in its discretion, require additional information and prior approval of such public offering.

     In addition, the Colorado Gaming Act regulations prohibit a licensee or affiliated company thereof, such as the Company, from paying dividends, interest or other remuneration to any unsuitable person, or recognizing the exercise of any voting rights by any unsuitable person. Further, the Company may repurchase the shares of anyone found unsuitable at the lesser of the cash equivalent to the original investment in the Company or the current market price. Further, the regulations require anyone with a material involvement with a licensee, including a director or officer of a holding company, such as the Company, to file for a finding of suitability if required by the Colorado Gaming Commission.

     In addition to its authority to deny an application for a license or suitability, the Colorado Gaming Commission has jurisdiction to disapprove a change incorporate position of a licensee and may have such authority with respect to any entity which is required to be found suitable by the Colorado Gaming Commission. The Colorado Gaming Commission has the power to require the Company to suspend or dismiss managers, officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities, and may have such power with respect to any entity which is required to be found suitable.

     Once the Company obtains the required gaming licenses, a person or entity will not be permitted to sell, lease, purchase, convey or acquire a controlling interest in the Company without the prior approval of the Colorado Gaming Commission, and the Company will be prohibited from selling any interest in the Casino without the prior approval of the Colorado Gaming Commission.

       The Casino may operate only between 8:00 am. to 2:00 am., and may permit only individuals 21 years or older to gamble. Only slot machines, blackjack and poker, with a maximum single bet of $5.00, are permitted. A Colorado casino may not provide credit to its gaming patrons. The Casino must not exceed certain gaming square footage limits as a total of each floor and the full building.

GAMING TAXES

     The Colorado Constitution permits a gaming tax of up to 40% on adjusted gross gaming proceeds. The Colorado Gaming Commission has set a gaming tax rate of 2% on adjusted gross gaming proceeds of up to and including $2 million, 4% from $2 million to $4 million, 14% from $4 million to $5 million, 18% from $5 million to $10 million, and 20% above $10 million for the fiscal year ending September 30, 1997. The Colorado Gaming Commission also has imposed an annual device fee of $75 per gaming device. The Colorado Gaming Commission may revise the gaming tax rate and device fee from time to time. Black Hawk has imposed an annual device fee of $700 per gaming device and may revise the same from time to time.

OTHER REGULATIONS

     The sale of alcoholic beverages is subject to licensing, control and regulation by the Colorado Liquor Agencies. All persons who directly or indirectly own 10% or more of the Company must file applications and possibly be investigated by the Colorado Liquor Agencies. The Colorado Liquor Agencies also may investigate those persons who, directly or indirectly, loan money to or have any financial interest in liquor licensees. All licenses are revocable and not transferable. The Colorado Liquor Agencies have the full power to limit, condition, suspend or revoke any such license and any such disciplinary action could (and revocation would) have a material adverse effect upon the operations of the Company. No person with an interest in any holder of a hotel and restaurant liquor license can have an interest in a liquor licensee which holds anything other than a hotel and restaurant liquor license, and specifically cannot have an interest in an entity which holds a gaming tavern license.

     The Company's operations will be subject to a wide variety of other federal, state and local laws and government regulations that could increase its costs of construction and its operating expenses. Such regulations include architectural and requirements, building codes, health and safety laws, environmental laws, minimum wage and employment laws, and laws such as the Americans With Disabilities Act that require public facilities such as the Company's Hotel and Casino to be assessable and usable by people in wheel chairs.

     Slot machines are the most popular gaming devices in Colorado, and the Company expects that slot machines will be the greatest source of its gaming revenues. Slot machines are less labor intensive and require less square footage than table games, and also generate higher profit margins. Slot machines in Colorado permit play in denominations of nickels, quarters, half dollars, dollars and five dollars. Casinos are permitted to provide "progressive jackpots" that increase with continued play at the designated slot machines. Slot machines come in both the mechanical spinning reels variety and video slot machines.

     Twenty-five varieties of poker are authorized for play in Colorado casinos. Sixteen varieties of poker are "traditional" games in which the players play against each other to win a "pot" built upon their own wagers. These games include a variety of five-card draw, five-card and seven-card stud, and "hold 'em" games. In those games, the casino takes a fee or "rake" from each pot. Nine other poker games the players play against the casino to win payout. The casino does not take a "rake" from the pot in those games, but rather retains players' losses.

     Five varieties of blackjack or "21" are authorized for play in Colorado casinos. Under Colorado rules, dealer must draw to hands of 16 or less and must stand on hands of 17 or higher. Players are allowed to split pairs, double down (doubling the wager after seeing the first two cards, but drawing not more than one additional card) and purchase "insurance". An "insurance" wager may be made when the dealer's face up card is an ace. The insurance wager is up to 50% of the original wager and entitles the player to 2 to 1 payout if the dealer has a 10 or face card in the whole (a natural 21), but the insurance wager is lost if the dealer's whole card has a value other than 10.

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

     Furthermore, the amendment to the Colorado Constitution authorizing limited stakes gaming provides that such gaming shall be conducted in structures which conform, as determined by the respective municipal governing body, to the architectural styles and designs common to the area prior to World War I and which conform to the requirements of applicable respective municipal ordinances, regardless of the age of the structure. Accordingly, the Company is designing its building in conformance with the requirements of HARC, and the building design will reflect the architectural style consistent with the guidelines.

     The site is located on Colorado State Highway 119, approximately one-quarter mile past the Gregory Street turn-off that leads to Central City through Black Hawk. As such, the Company's casino facility will not be contiguous to the many casinos which are located on Gregory Street and Main Street in Black Hawk. The facility will be designed to allow for a maximum exposure to approaching traffic, and will be in a direct site line from the turn from the Highway into the town of Black Hawk. The Company believes that it is this ability, and ease of access that should provide the Company a competitive benefit as compared to the other casinos which are located in the central portion of town. Moreover, many casinos in Black Hawk/Central City lack contiguous or convenient parking and, as a result, have had difficulty in attracting and retaining customers. In contrast, the Company's site will offer convenient valet and self parking to its customers, as well as the only covered on-site bus turnaround to date for the convenience of day trip customers.

     The Company's Property was acquired in August 1993 from New Allied. The Company paid to New Allied $550,000 in cash, delivered a promissory note in the amount of $3,450,000 and issued 2,250,000 shares of newly created Series A Preferred Stock, which is convertible to Common Stock on a one-for-one basis. The Company also obligated itself to file a Registration Statement to cover the distribution of the Series A Preferred Stock to the shareholders of New Allied.

COMPETITION

     Most of the 32 casinos in the Black Hawk/Central City market are small facilities that provide limited or no parking and do not provide hotel accommodations. Presently, largest hotel in the Black Hawk/Central City market is the 118 room Harvey's Wagon Wheel located in Central City, which has on-site parking for only 195 cars. In contrast, the Company's Hotel Casino will have 290 standard hotel rooms and 35 suites and will have a parking garage that can accommodate 865 car. Several of the larger casinos are planning to expand their facilities to provide additional casino space, hotel rooms and parking, and several new casinos are either planned or under construction, including the Black Hawk/Jacobs Casino which will include 1,000 gaming devices and parking for 280 cars with provision for a 50 room hotel to be added at a later date; and the Isle of Capri, which purportedly will have more than 1,100 slot machines, 24 card tables (for blackjack and poker) and a parking garage for 1,000 cars. The Isle of Capri Casino will not initially provide any hotel accommodations, although it purportedly will be designed to permit the construction of a hotel on top of the casino. Riviera Holdings Corporation has announced plans to construct a large casino with 1,000 slot machines and parking for 500 cars.

     The following table presents certain information about the six largest casinos currently operating in the Black Hawk/Central City market, which control approximately 61% of the slot machines, 65% of the blackjack tables and 100% of the poker games in the Black Hawk/Central City market.

                             Size        Date       NUMBER OF GAMING DEVICES*
Casino                      Sq. Ft.*    Opened     Slots    Blackjack    Poker

Harvey's Wagon Wheel        40,000      12/94       850        18          9
Colorado Central Station    44,300      12/93       720        10          9
Bullwhackers                33,200       7/92       649         8          6
Canyon Casino               62,600      12/93       607         8         --
Gilpin Hotel/
  Black Hawk Gaming         35,300       1/95       520         8          8
Fitzgeralds Casino          26,700       2/95       492         6          5

*Estimated

     The Company plans to attain a competitive advantage over the established casinos by offering superior lodging, an entertainment lounge, indoor self-parking, and dining facilities, as well as a casino that is larger than the rest. In comparison to the casinos that are presently operating in the Black Hawk/Central City market, and those that are planned, the Company's Hotel Casino will offer a 75,000 square foot casino featuring 1,000 mechanical and video slot machine, 20 blackjack tables, and 12 poker tables, all located on a single level.

     Guests will be able to access the Company's Hotel Casino directly from State Highway 119, without having to drive through Main Street or Gregory Street, which are the two main streets that comprise the town of Black Hawk. The location of the Hotel Casino at the north end of the town will enable guests to avoid traffic congestion on the two main streets of the town. There is presently a shortage of parking space in Black Hawk and Central City, especially parking spaces located close to the casinos. The Company's Hotel Casino will have an underground parking garage that will be sheltered from inclement weather and will permit customers to quickly park and retrieve their cars. Valet parking will also be provided. In addition, the Company plans to build a covered bus stop and turn-around that will facilitate access to the Hotel Casino by customers on one-day, over-night or weekend excursions. The Company may also sponsor charter bus services from the Denver metropolitan area as a promotional consideration.

     Gaming in Colorado is also permitted in the town of Cripple Creek and on two Indian reservations. During the same 12 month period ended June 30, 1996, the 24 casinos located in Cripple Creek generated more than $97,000,000 of gaming revenues. Cripple Creek is located approximately 110 miles south of Black Hawk. The two casinos operated by Indian tribes are located a further distance away. The tribes are not required to pay taxes or to report revenues to the Colorado Department of Revenue Division of Gaming.

     To a lesser extent, the Company's Casino will compete with casinos in other states, including those in Las Vegas, Reno and Lake Tahoe, Nevada, and river boat casinos operated in a number of mid-western and southern states.

ITEM 3. LEGAL PROCEEDINGS

     The Company is the plaintiff and a counterclaim defendant in a lawsuit pending in Denver, Colorado District Court, Case No. 95CV2310, entitled Country World Casinos, Inc., a Nevada corporation, Plaintiff, v. Tommyknocker Casino Corp., a Colorado corporation and New Allied Development Corporation, a Colorado corporation, Defendants, v. Country World Casinos, Inc., a Nevada Corporation, Holly Products, Inc., a New Jersey corporation, Ronald G. Nathan, Sal Lauria, Roger D. Leclerc, William H. Patrowicz and David Singer, counterclaim Defendants. This lawsuit was commenced by the Company on May 26, 1995. In the Company's Amended Complaint, the Company asserted eight claims against New Allied Development Corporation ("New Allied") and its subsidiary Tommyknocker Casino Corp. ("TKCC").

     In its complaint, the Company sought a declaration that it was not obligated to make any additional payments to TKCC under a certain promissory note executed by the Company in connection with its purchase of the Black Hawk property, until such time as TKCC secured the release of a prior deed of trust. The Company also sought recovery of more than $656,000 paid to or on behalf of TKCC to clean up and remediate environmental contamination on the property purchased from TKCC in August 1993. The Company sought to recover all or part of this amount from TKCC under the following legal theories: (1) that the environmental contamination on the property constitutes an encumbrance, which is in breach of the covenant against encumbrances contained in the warranty deed by which TKCC conveyed the property to the Company; (2) that TKCC and New Allied made fraudulent misrepresentations to the Company regarding the costs of the environmental clean up and remediation and that the Company is entitled to recover damages resulting from this misrepresentations, as well as exemplary damages; (3) that TKCC and New Allied made negligent misrepresentations to the Company regarding the costs of the environmental clean up and remediation and that the Company is entitled to recover damages resulting from these misrepresentations, as well as exemplary damages; (4) that TKCC's and New Allied's actions violated their duties of good faith and fair dealing; (5) that the misrepresentations of TKCC and New Allied constitute deceptive trade practices in violation of the Colorado Consumer Protection Act; and (6) that any agreement under which the Company purportedly agreed to pay for the environmental remediation and clean up costs (which agreement the Company denies exists) is void and unenforceable under various principles of law, including the statute of frauds and CERCLA.

     On or about June 15, 1995, following the Company's commencement of the lawsuit described above, TKCC filed a notice of election to foreclose on its note and deed of trust which were secured by the Company's Black Hawk property. The Company denied that it was in default under the note because of TKCC's prior breach of the terms of the note by its failure to secure the immediate release of the first deed of trust on the property upon its receipt of $725,000 in January 1995. A Denver District Court Magistrate ruled that since the Company has not paid to TKCC the monthly installments under the note since May 1995, the Company was in default, despite TKCC's failure to secure the release of the first deed of trust. The Magistrate's Order is neither appealable nor binding in any subsequent proceeding.

     On October 12, 1995, the Company filed a Chapter 11 Petition in bankruptcy in the United States Bankruptcy in the United States Bankruptcy Court for the District of Colorado, Case No. 95-20563 RJB. The filing of the Company's bankruptcy petition stayed TKCC's pending foreclosure sale of the Black Hawk property. The Bankruptcy Court ruled that the Company was obligated to pay the principal amount of the note plus accrued interest, but not certain default interest claimed by TKCC to be owing. The Bankruptcy Court also ruled against the Company on the claims pertaining to the cost of environmental clean-up. The Company paid New Allied approximately $2,300,000 and all prior deeds of trust were released. The Company has filed an appeal of the Bankruptcy Court's ruling. New Allied has crossed appealed the denial of late payment fees and interest. Such appeals are pending.

     In March 1996 the Bankruptcy Court granted the Company's motion to approve $5 million in financing, which financing was obtained on May 31, 1996. The $5 million financing was obtained from a group of lenders led by Kennedy Funding, Inc. and Anglo-American Financial as agent ("Kennedy").

     In September 1996, the Bankruptcy Court held hearings to determine the amounts due to New Allied as well as other issues. The Company utilized the proceeds from the $5 million Kennedy loan in accordance with the Court's Order and paid New Allied and all unsecured creditors in full, as determined by the Court.

     The Company disagreed with the amounts deemed by the Bankruptcy Court to be owed to New Allied and in December 1996 filed an appeal of the Court's ruling. New Allied cross appealed and such appeals are pending.

     In March 1997, the Court ordered the dismissal of the Company from Chapter 11 but retained jurisdiction over the appeals.

     The pending lawsuit between the Company and New Allied and TKCC was stayed upon the filing of the Company's bankruptcy petition. That stay was lifted when the bankruptcy case was dismissed in March 1997, and the Company is now moving forward with these proceedings.

     The Company is seeking a court order requiring TKCC and New Allied to sell to the Company their 2.5 million shares of voting stock in the Company at the price set forth in ss.47.1-4.508 Rule 4.5 of the Colorado Gaming Regulations on the basis that New Allied and TKCC might possibly be unsuitable to hold voting securities in a licensed casino. As part of the consideration given by the Company to TKCC to purchase the Black Hawk property, the Company issued to TKCC 2,250,000 shares of non-voting preferred stock in the Company. That preferred stock was subsequently given voting rights. In a subsequent real estate purchase transaction, the Company issued to New Allied 250,000 share of common stock.

     TKCC and New Allied have filed an answer to some of the Company's claims, denying liability. In addition, TKCC and New Allied have filed counterclaims against the Company, as well as against Holly Products, Inc. ("Holly"), the majority shareholder in the Company, Ronald G. Nathan ("Nathan"), Sal Lauria ("Lauria"), and David Singer ("Singer") former directors of the Company, and Roger G. Leclerc ("Leclerc") and William H. Patrowicz ("Patrowicz"), who are currently officers and directors of the Company. TKCC alleges that the Company has breached an agreement to file a registration statement for the preferred stock given to TKCC as part of the consideration for purchase of the Black Hawk property. The Company has filed an answer denying liability on this counterclaim. The Federal Bankruptcy Court ruled that the Company was not in breach of its agreement.

     TKCC and New Allied have asserted that the Company, as well as Holly, Nathan, Lauria, Leclerc, Patrowicz and Singer, breached their fiduciary duties by the issuance of five million shares of common stock in the Company to Holly. TKCC and New Allied seek actual and exemplary damages allegedly caused by said alleged wrongful issuance of stock. TKCC and New Allied seek an injunction requiring the Company and it board of directors to cancel the five million shares of stock issued to Holly.

     The Company, as well as Leclerc, Holly, Patrowicz and Singer, have filed answers denying any wrongful conduct or any liability to TKCC or New Allied resulting from said issuance of stock to Holly and have affirmatively asserted that said issuance of stock was proper. Neither Nathan nor Lauria has been served with the summons and counterclaim and have not yet appeared in this lawsuit.

     The Company is a defendant in a lawsuit pending in Travis County, Texas District Court, Cause No. 95-04782, 200th Judicial District, entitled James Hamilton, Plaintiff v. Robert Todd Financial Corporation; Dean Anthony Esposito; Marco Guy Fiore, Jr.; Robert Bobak Fallah; Optex Biomedical Inc.; Pacific Rim Entertainment, Inc.; Country World Casinos, Inc., Defendants. The Plaintiff James Hamilton ("Hamilton") contends that Defendants Robert Todd Financial Corporation, and its agents and/or employees, Defendants Dean Anthony Esposito, Marco Guy Fiore, Jr. and Robert Bobak Fallah, made misrepresentations regarding the Company's stock, which allegedly induced Hamilton's purchase of said stock. Hamilton alleges that Defendants Robert Todd Financial Corporation, Dean Anthony Esposito, Marco Guy Fiore, Jr. and Robert Bobak Fallah, were authorized agents of the Company, and therefore, Hamilton alleges that the Company is liable for the alleged wrongful conduct of said Defendants.

     The Company has filed a Special Appearance and Answer, objecting to the jurisdiction of the Travis County, Texas District Court, as well as denying all material allegations of Hamilton's Original Petition.

     During the fiscal year ended June 30, 1994, the Company was informed by the Securities and Exchange Commission (the "SEC") that the SEC had instituted a formal order of investigation concerning the possibility of violations of the federal securities laws by the Company. In August 1996, the Company was advised that the investigation had been terminated and that, at this time, no enforcement action has been recommended by the staff of the SEC.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fiscal year covered by this Report to a vote of security holders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded in the over-the-counter market and is quoted and is listed on the Electronic Bulletin Board under the symbol, "CWRC". The market for the Company's Common Stock must be characterized as a limited market due to the relatively low trading volume. Set forth in the following table are high and low bid quotations for the Company's common stock for the fiscal years ended June 30, 1996 and 1997. All quotations have been adjusted to reflect the 1-for-35 split of the Company's common stock in 1993. The quotations represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions.

Quarter Ended             High     Low
September 30, 1995         .31     .03
December 31, 1995          .19     .03
March 31, 1996             .31     .03
June 30, 1996              .56     .06
September 30, 1996         .41     .12
December 31, 1996          .38     .19
March 31, 1997             .38     .15
June 30, 1997              .40     .20

     At June 30, 1997, there were approximately 1,078 record holders of the Company's Common Stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CERTAIN STATEMENTS INCLUDED HEREIN OR INCORPORATED BY REFERENCE CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "REFORM ACT"). THE COMPANY DESIRES TO TAKE ADVANTAGE OF CERTAIN "SAFE HARBOR" PROVISIONS OF THE REFORM ACT AND IS INCLUDING THIS SPECIAL NOTE TO ENABLE THE COMPANY TO DO SO. FORWARD-LOOKING STATEMENTS INCLUDED OR INCORPORATED BY REFERENCE IN THIS PART INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH WOULD CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD LOOKING STATEMENTS.

     In July 1997, the Company signed a financial agreement with U2 Consulting, LLC., an affiliate of Pacific Genesis, Inc., a California company and Western Equities, Inc., a Wyoming company to raise $75 million through the issuance of corporate bonds. The parties have 180 days to provide the above.

     The casino and hotel complex will be designed and constructed pursuant to a guaranteed maximum price agreement which is to be finalized prior to construction. The team consists of Semple Brown Roberts, P.C., a Denver based architectural firm that has designed other facilities in Black Hawk, including Fitzgerald's casino and PCL Construction Services, Inc., a multi-billion dollar North American construction firm with U.S. headquarters located in Denver. PCL's gaming credits include the MGM Grand and Stratosphere Tower in Las Vegas, Nevada, as well as the Chinook Winds Gaming and Convention Center in Lincoln City, Oregon.

LIQUIDITY & CAPITAL RESOURCES

     The Company's ability to obtain the financing and to proceed with its plans for a gaming facility had been affected by the Company's disputes with New Allied, which had culminated in litigation and foreclosure proceedings on the Property in 1995, and the Company's filing of a bankruptcy petition under Chapter 11.

     During the fiscal year ended June 30, 1995 and 1996, the Company had disagreements with New Allied. As a result of New Allied's unwillingness to cooperate with the Company, New Allied's failure to secure a release of the $475,000 first deed of trust on the Property, New Allied's misrepresentations to the Company and subsequent legal problems involving New Allied, the Company instituted litigation against New Allied.

     New Allied commenced foreclosure proceedings involving the Property. Due to the pendency of these proceedings, on October 12, 1995, the Company filed a

Voluntary Petition Under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, District of Colorado (Case No. 95 20563 RJB). As a result, all creditors of the Company were stayed from commencing or continuing any action or enforcing any judgment of lien against the Company or property of the Company, except as otherwise authorized pursuant to Title 11 U.S.C. 362(b). Relief may be sought by the filing of a complaint in the Bankruptcy Court, pursuant to Title 11 U.S.C. 362(d).

     In March 1996 the Bankruptcy Court granted the Company's motion to approve $5 million in financing, which financing was obtained on May 31, 1996. The $5 million financing was obtained from a group of lenders led by Kennedy Funding, Inc. and Anglo-American Financial as agent (the "Kennedy Funding Loan").

     In connection with this financing, the Company made a Promissory Note effective May 20, 1996 payable at the rate of 15% per annum until May 19, 1997 (the "First Year Interest Obligation") and at a rate of 24% per annum thereafter. Payments of principal and interest are payable as follows: (a) the First Year Interest Obligation was prepaid at closing; (b) commencing on May 19, 1997 and for each month thereafter, the Company is to make interest only payments, in advance, in the amount of 2% of the then existing principal balance due under the Note; and (c) the entire outstanding principal balance, together with all accrued and unpaid interest, if not previously paid, shall be finally due and payable on May 19, 1999. The holder of the Note may accelerate the due date for the entire balance of principal, interest and other sums due upon maturity in the event of default under the Note. The default rate of interest is 24% during the first loan year and 36% thereafter. The Note is secured by a first deed of trust on the Property. In May 1997, the Company issued a promissory note and second deed of trust on the property to Norlar, Inc. for a maximum of $600,000, or so much thereof as may have been advanced by maker, for general corporate purposes. As of September 1997, the Company owed approximately $600,000 on the Norlar Note. In addition, for each $100,000 Norlar, Inc. has loaned to the Company, it has authorized the issuance of 500,000 warrants to purchase shares of common stock at $0.20 per share. Norlar, Inc. is a closely-held corporation beneficially owned by Larry Berman and his wife. Mr. Berman is Chairman and Chief Executive Officer of the Company. The loan will bear interest at 12% per annum and is to be repaid upon the earlier to the sale of the property or the contemplated refinance of the property.

     In September 1996, the Bankruptcy Court held hearings to determine the amounts due to New Allied as well as other issues. The Company utilized the proceeds from the $5 million Kennedy Funding Loan in accordance with the Court's Order and paid New Allied and all unsecured creditors in full, as determined by the Court.

     In addition to obtaining the necessary financing, the Company must obtain from the Colorado Gaming Commission approval to commence gaming operations. The Commission's action is predicated upon approval of the applications of all of the Company's principals. The Company is taking the steps necessary to go forward with its submission to state authorities of its gaming application in

January 1998 and receive the required approvals to engage in gaming operations within the State of Colorado. However, there can be no assurance that the Company will be successful in its efforts. Management believes that the length of time and disposition of the gaming approval process cannot be accurately predicted at this point, but that the process could be time consuming and expensive.

RESULTS OF OPERATIONS

     The Company has had no revenues from operations.  The Company incurred a
loss from operations of $   *    in the fiscal year ended June 30, 1997, as
compared to a net loss of $(416,440) for the year ended June 30, 1996. The ability of the Company to achieve revenues in the future will be dependant upon realization of its plans to develop a gaming and hotel complex on the Property.
* Financials to follow

ITEM 7. FINANCIAL STATEMENTS

     The Company was not able to complete its financial statements in time to file this Form 10-KSB report because the Company was indebted to its independent auditors and its independent auditors advised the Company that until such indebtedness was paid, it would not be able to furnish the Company an independent report. The independent auditors have now been paid and the Company expects to file an amended 10-KSB within the next 15 days.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     In September 1996, the Company engaged as its principal accountant the firm of Moore Stephens, P.C. Moore Stephens, P.C. replaced the firm of Erhardt Keefe Steiner & Hottman, P.C. The report of Erhardt Keefe Steiner & Hottman P.C. on the financial statements of the Company at and for the years ended June 30, 1995 and 1994 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, with the exception of the uncertainty regarding the Company's ability to continue as a going concern. The Company does not believe that there were any disagreements with Erhardt Keefe Steiner & Hottman P.C. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, during the past two years which, if not resolved to Erhardt Keefe Steiner & Hottman P.C.'s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its Report. The Company received a letter from Erhardt Keefe Steiner & Hottman P.C. stating that it was in agreement with the Company regarding these statements.

                                PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
        OF THE COMPANY; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following persons serve as officers and directors or the Company:

Name                             Position

Larry S. Berman                  Chairman of the Board and
                                 Chief Executive Officer

Roger D. Leclerc                 President and Director

William H. Patrowicz             Secretary, Treasurer and Director

     The following is brief biographical information concerning the Company's officers, directors and significant employees:

     Larry S. Berman, age 61, has served as Chief Executive Officer of the Company since June 1995 and as Chairman of the Board of Directors and Secretary of Holly since June 1992. Since 1982, Mr. Berman has been Vice President of Coastal Leasing and Investment, Inc. where he is responsible for restructuring and otherwise assisting companies to raise debt and equity funds.

     Roger D. Leclerc, age 47, has served as President of the Company since December 1994. Prior thereto Mr. Leclerc served as the Company's project manager for its proposed Country World Casino since May 1994. Prior to his involvement with the Country World Casino project, Mr. Leclerc was the General Manager for the Bull Durham Casino in Black Hawk. Immediately prior thereto, he served as a General Manager of the Miner's Pick Casino in Central City. From March 1990 to June 1992, he was the General Manager of A&L Enterprises Inc. in Deadwood, South Dakota, which operated Ms. Kitty's Wilderness Edge Casino and Days Inn Hotel and Casino.

     William H. Patrowicz, age 49, has served as Secretary, Treasurer or the Company since April 1995 and as President and Director of Holly since June 1992. From 1982 to December 1991, Mr. Patrowicz was employed by Gunnebo Fastening Corp., most recently as Senior Vice President of Operations.

     Section 16(a) of the Exchange Act requires the Company's officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership to the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required by the regulations of the Commission to furnish the Company with copies of all Section 16(a) reports received by it, the Company believes that all filing requirements applicable to its current officers and directors were complied with for the fiscal year ended June 30, 1996. The Company is unaware of the compliance of its 10% shareholders and its former officers and directors.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth all cash compensation paid by the Company to each Executive Officer whose total annual salary and bonus exceeded $100,000, including all cash compensation paid the Company's Chief Executive Officers.

Name and Principal        Fiscal      Salary                  Other Annual
Position                  Year          $         Bonus       Compensation

None

     The Company has no stock option, defined benefit or restricted stock award plans.

     The Company estimates that Mr. Berman and Mr. Patrowicz spend a substantial majority of their time in management activities relating to the Company. Neither party has received any compensation for previously rendered services to date, however consideration for remuneration will be discussed in the future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the persons known to the Company to own beneficially more than 5% of the outstanding share of common stock on June 30, 1997 and information as of June 30, 1997 with respect to the ownership of common stock by each director of the Company and by all officers and directors as a group.

Name and Address of                    Shares Beneficially
Beneficial Owner                       Owned                        Percent

New Allied Development                 2,500,000 (1)                  19.1%
 Corporation
3200 Cherry Creek S. Drive
Suite 360
Denver, CO 80209

Holly Holdings, Inc.                   8,850,453 (2)                  67.6%
200 Monument Road, Suite 10
Bala Cynwyd, PA 19004

Larry S. Berman                        8,850,453 (3)(4)               67.6%
200 Monument Road, Suite 10
Bala Cynwyd, PA 19004

Roger D. Leclerc                               0                         0%
13576 S. Utah Avenue
Lakewood, CO 80222

William H. Patrowicz                   8,850,453 (3)(4)               67.6%
200 Monument Road, Suite 10
Bala Cynwyd, PA 19004

All Officers and Directors             8,850,453 (2)(3)(4)            67.6%
as a Group (3 Persons)
___________

(1)New Allied Development Corporation is the owner of 2,250,000 shares of the Company's Series A Preferred Stock. The Series A Preferred Stock is convertible into Common Stock on a one share basis. The Table also includes 250,000 shares of Common Stock owned by New Allied.

(2)The above does not include an additional 20,000,000 shares of common stock which are the subject of a letter agreement between the Company and Holly dated April 17, 1995.

(3)Messrs. Larry S. Berman and William H. Patrowicz are affiliated with Holly Holdings, Inc. and therefore may be deemed to be beneficial owners of the Company's shares held by Holly Holdings, Inc.

(4)The above does not include an additional 40,000,000 shares of common stock upon conversion of Series B Preferred stock owned by two directors and two non-affiliates of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The sole holder of the Company's Series A Convertible Preferred stock, New Allied, acquired its shareholdings in connection with a sale to the Company in August 1993, of the Property upon which the Company proposes to construct its casino and hotel complex. New Allied also received cash and a promissory note (secured by a deed of trust on the Property) in connection with this transaction. In June 1994, the Company completed the acquisition of an additional 375,000 square feet of vacant land located in close proximity to the land which is the site for the proposed casino and hotel complex. The Company paid $200,000 to New Allied, delivered a promissory note in the amount of $725,000 and issued 250,000 shares of its common stock. In April 1997, the Company elected and New Allied has accepted a return of the property for the balance due on the note as it is of no value to the Company within its current plans.

     During the fiscal year ended June 30, 1995, the Company borrowed $1,000,000 from Holly, which indebtedness plus accrued interest was then canceled by the issuance to Holy of 5,000,000 shares of the Company's common stock. The Company also agreed with Holly that Holly would have the right to purchase up to an additional 20,000,000 shares of common stock at $0.20 per share if additional funding were provided within a reasonable time and progress continued to be made concerning financing for the proposed casino and hotel complex. In April 1997 Holly exercised its right under said agreement and converted $250,000 of its debt into 1,250,000 shares of the Company's common stock.

     Holly has continually provided advances to the Company throughout the bankruptcy proceedings. Prior to the conversion of debt to equity by Holly and assumption of certain parties' debt by the Company, the Company was indebted to Holly in the amount of approximately $1,449,588. In May 1997, the Company eliminated $1,000,000 of its debt to its majority shareholder, Holly Holdings, Inc. in an exchange of debt with two directors of the Company and two non-affiliates of the Company. As of September 1997, the Company remains indebted to Holly in the amount of approximately $26,987.00.

     In April 1997, the Company filed with the State of Nevada, under Section 78.1055, a Designation of Rights Privileges and Preferences for 5,000,000 shares of Class B preferred stock. In May 1997, the Company issued 4,000,000 shares to two directors and two non-affiliates of the Company in exchange for $1,000,000 in debt to the four parties. The terms of the class B preferred stock rank it junior to all classes of the Company's stock now issued and on parity with any class of capital stock hereafter created. The Class B preferred stock shall be voted with the common stock as a single class and shall not be entitled to vote as a separate class nor shall the Class B preferred be entitle to receive dividends of any kind. Each share of Class B preferred stock can be converted into common stock of the corporation one year after the date of issuance at the rate for 10 for 1 and the holders are entitled to vote the underlying shares as if converted.

     In March 1996, the Bankruptcy Court granted the Company's motion to approve $5,000,000 in financing, which financing was obtained on May 31, 1996. The $5,000,000 financing was obtained from a group of lenders led by Kennedy Funding, Inc. and Anglo-American Financial as agent ("Kennedy").

     In connection with this financing, the Company delivered to the lender a Promissory Note effective May 20, 1996 payable at the rate of 15% per annum until May 19, 1997 (the "First Year Interest Obligation") and at a rate of 24% per annum thereafter. Payments of principal and interest are payable as follows: (a) the First Year Interest Obligation was prepaid at closing; (b) commencing on May 19, 1997 and for each month thereafter, the Company is to make interest only payments, in advance, in the amount of 2% of the then existing principal balance due under the Note; and (c) the entire outstanding principal balance, together with all accrued and unpaid interest, if not previously paid, shall be finally due and payable on May 19, 1999. The holder of the Note may accelerate the due date for the entire balance of principal, interest and other sums due upon maturity in the event of default under the Note. The default rate of interest is 24% during the first loan year and 36% thereafter. The Note is secured by a first deed of trust on the Property. In May 1997, the Company issued a promissory note and second deed of trust on the property to Norlar, Inc. for a maximum of $600,000, or so much thereof as may have been advanced by maker, for general corporate purposes. In addition, for each $100,000 Norlar, Inc. has loaned to the Company, it has authorized the issuance of 500,000 warrants to purchase shares of common stock at $0.20 per share. Norlar, Inc. is a closely-held corporation beneficially owned by Larry Berman and his wife. Mr. Berman is Chairman and Chief Executive Officer of the Company. The loan will bear interest at 12% per annum and is to be repaid upon the earlier to the sale of the property or the contemplated refinance of the property.

     In September 1996, the Bankruptcy Court held hearings to determine the amounts due to New Allied as well as other issues. The Company utilized the proceeds from the $5 million Kennedy loan in accordance with the Court's Order and paid New Allied and all unsecured creditors in full, as determined by the Court.

     Although paid in accordance with the Court's order, the Company disagreed with the amounts deemed by the Bankruptcy Court to be owed to New Allied and in December 1996 filed an appeal of the Court's ruling. New Allied cross appealed and such appeals are pending.

     In March 1997, with all issues being resolved, the Court ordered the dismissal of the Company from Chapter 11 but retained jurisdiction over the appeal.

     In July 1997, the Company issued 1,000,000 shares of its common stock to Eastern Equities Consultants, Ltd. as full and final compensation for the placement of the casino and hotel financing.

     In August 1997, the Company authorized the issuance of 100,000 warrants to purchase shares of common stock at $0.20 per share to Samanda, Inc. as a finder's fee for locating and arranging a gaming contract. Samanda, Inc. is owned by the spouse of Mr. N. Berman, Mr. Larry Berman's brother.

     In September 1997, the Company issued 395,500 shares of its Common Stock to Sommer & Schneider LLP, its securities attorneys, for payment of legal fees and a six month retainer.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits

1.   Financing Agreement with U2 Consulting, Inc. and Western Equities, Inc.
2.   Standard form of agreement between owner and architect
3.   Standard form of agreement for interior design services
4. Interim agreement between owner and contractor (PCL Construction Services, Inc.)
5.   Limited technical services agreement with Signature Hospitality Resources,
     Inc.
6.   Hotel Management Agreement with Signature Hospitality Resources, Inc.
7. Casino Manager letter of intent with Luciani & Associates, LLC and G. Michael Brown, joint venture

     (B)Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the fiscal year ended June 30, 1997.

SIGNATURES

     In accordance with the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      COUNTRY WORLD CASINOS, INC.


Dated: September 29, 1997             By: /s/ Roger D. Leclerc
                                         Roger D. Leclerc, President

     In accordance with the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and int he capacities and on the dates indicated.


Dated: September 29, 1997             /s/ Larry S. Berman
                                     Larry S. Berman, Chairman & CEO

Dated: September 29, 1997             /s/ Roger D. Leclerc
                                     Roger D. Leclerc, President and Director


Dated: September 29, 1997             /s/ William H. Patrowicz
                                     William H. Patrowicz, Secretary, Treasurer
                                     and Director