Form 10QSB
period 1997-09-30
COUNTRY WORLD CASINOS INC
filed 1997-11-19
CIK 713443

Form 10-QSB

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

               Commission file number 0-22450

(   )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the transition period from___________to___________

               For quarter ended__________Commission File Number__________

                            COUNTRY WORLD CASINOS, INC.
                 (Name of Small Business Issuer in its charter)

                    Nevada                              13-3140389
   (State of jurisdiction of incorporation)     (IRS Employer I.D. Number)


         200 Monument Road, Suite 10, Bala Cynwyd, Pennsylvania 19004
                  (Address of principal executive offices)

Registrant's telephone number  (610) 617-0400

     Check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.          Yes  X      No ___

Indicate the number of shares outstanding of each of the issuer's class of common stock. The Registrant had 13,481,687 shares of its common stock outstanding as of November 14, 1997.

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX

Part I:     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheet as of September 30,
            1997 (Unaudited).......................................... 1-2

            Consolidated Statements of Operations for the
            three months ended September 30, 1997 and 1996
            and for the period from November 9, 1982 (Date
            of Inception) through September 30, 1997 (Unaudited)...... 3

            Consolidated Statements of Stockholders' Equity
            (Unaudited)............................................... 4-6

            Consolidated Statements of Cash Flows for the
            three months ended September 30, 1997 and 1996
            and For the period from November 9, 1982 (Date
            of Inception) through September 30, 1997 (Unaudited)...... 7-9

            Notes to Consolidated Financial Statements
            (Unaudited)...............................................10

Item 2.     Management's Discussion and Analysis or Plan of
            Operation.................................................11-15

Part II:    OTHER INFORMATION

Item 1.     Legal Proceedings.........................................16-18

Item 3.     Defaults upon Senior Securities...........................19

Item 6.     Exhibits and Reports on Form 8-K..........................19

Signature Page........................................................20

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET AS OF SEPTEMBER 30, 1997 (UNAUDITED)


Assets:
Current Assets:
     Cash                                                  $       45,186
     Prepaid Interest                                              37,107
     Prepaid Expenses                                              20,000

     Total Current Assets                                         102,293

Property and Equipment:
     Land                                                       7,475,475
     Casino Under Development                                   6,722,820
     Furniture and Fixtures                                        38,888

     Total                                                     14,237,183
     Less Accumulated Depreciation                                 18,612

     Total Property and Equipment                              14,218,571


Other Assets
     Deposits                                                        630

     Total Assets                                           $ 14,321,494



See Notes to Financial Statements

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET AS OF SEPTEMBER 30, 1997 (UNAUDITED)


Liabilities and Stockholders' Equity:
Current Liabilities:
     Accounts Payable                                      $    343,091
     Payroll and Property Taxes Payable                         109,965
     Accrued Expenses                                           750,941
     Accrued Interest - Related Parties                         203,077
     Notes Payable - Related Parties (Net of
     Deferred Financing Costs of $15,000)                     1,332,010
     Other Current Liabilities                                    6,303
     Due to Parent                                               85,082

     Total Current Liabilities                                2,830,469

Long-Term Liabilities:
     Notes Payable                                            2,650,000
     Notes Payable - Related Party                            2,350,000
     Other Liability                                              2,868

   Total Long-Term Liabilities                                5,002,868

Commitments and Contingencies                                        --

Stockholders' Equity:
     Convertible Preferred Stock.  Series A. $.001
      Par Value 2,250,000 Shares Authorized, 2,250,000
      Shares Issued and Outstanding (Liquidation
      Preference $7,492,500)                                     2,250

     Common Stock, $.001 Par Value, 75,000,000 Shares
      Authorized, 13,481,687 Issued and Outstanding             13,482

     Convertible Preferred Stock, Class B, $.25 Par
      Value, 5,000,000 Shares Authorized, 4,000,000
      Shares Issued and Outstanding (Liquidation
      Preference $1,000,000)                                 1,000,000

     Additional Paid-in Capital                             10,144,061

     Deficit Accumulated During the Development Stage       (4,671,636)

     Total Stockholders' Equity                              6,488,157

     Total Liabilities and Stockholders' Equity         $   14,321,494

See Notes to Financial Statements

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)


                                                            For the period from
                                      November 9, 1982      (Date of Inception)
                                     Three months ended           through
                                        September 30,          September 30,
                                      1997        1996              1997
Costs and Expenses:
  Research and Development Costs       $    --    $     --        $ 122,000
  Loss on Non-Marketable Securities         --          --           85,000
     Write-Off of Loan Receivable           --          --           90,000
     General and Administrative        273,538      53,134        3,918,575
      Expenses
     Depreciation                        1,581       1,262           44,095

     Totals                            275,119      54,396        4,259,670

Other Income (Expense):
     Interest Income                        11       9,236           94,823
     Interest Expense                  (33,600)       (134)        (105,045)
     Rental Income                          --          --           45,126
     Professional Fees - Due to        (23,083)         --         (514,757)
      Bankruptcy
     Forfeited Deposit                      --          --         (100,000)
     Other Income                           --                          735

     Totals                            (56,672)      9,102         (579,118)

     (Loss) from Continuing           (331,791)    (45,294)      (4,838,788)
      Operations Before Discontinued
      Operations and Extraordinary Item

Discontinued Operations:
     Gain on Disposal of Subsidiaries       --          --          389,286
     (Loss from Discontinued Operations     --          --         (389,286)

     Total Discontinued Operations          --          --               --

     (Loss)Before Extraordinary Item  (331,791)    (45,294)      (4,838,788)

Extraordinary Item:
     Extraordinary Gain on Forgiveness      --          --         (167,152)
      of Debt

     Net (Loss)                     $ (331,791) $ ( 45,394)    $ (4,671,636)

Per Share Data:
     Net (Loss) Per Common Share    $     (.03) $     (.01)


Weighted Average Number of Shares   13,128,932   6,694,097


See Notes to Financial Statements

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY
                                                                                                        Deficit
                                                                                                        Accumulated
                                    Preferred Stock                    Common Stock          Additional During the    Total
                               Series A         Series B                         Subscribed    Paid-In  Development Stockholders
                            Shares  Amount   Shares  Amount   Shares  Amount   Shares  Amount  Capital    Stage       Equity
,
November 9, 1982 (Date of
Inception)                     --     $ --      --    $ --       --    $ --       --    $ --      $ --      $ --       $ --

Issuance of Shares for Cash
 ($.51 Per Share)              --       --      --      --    2,971      15       --      --     1,510        --      1,525

Issuance of Common Stock to the
 Public ($12.50 Per Share)     --       --      --      --    1,474       8       --      --   644,992        --    645,000

Deferred Offering Costs        --       --      --      --       --      --       --      --  (115,690)       --   (115,690)

Cancellation of Common Stock   --       --      --      --     (800)     (4)      --      --         4        --         --

Issuance of Shares for Services
 ($.18 Per Share)              --       --      --      --   85,714     429       --      --    14,571        --     15,000

Issuance of Common Stock at a
     Discount ($.02 Per Share) --       --      --      -- 1,339,212  6,696       --      --    13,304        --     20,000

Capital Contribution           --       --      --      --       --      --       --      --     2,850        --      2,850

Net Loss for the Period From
 November 9, 1982 (Date of
 Inception) Through
 June 30, 1992                 --       --      --      --       --      --       --      --        --   221,169)  (221,169)

 Balance - June 30, 1992       --       --      --      -- 1,428,571  7,144       --      --   561,541  (221,169)   347,516

Issuance of Common Stock at
 a Discount for Services
 ($.02 Per Share, May 1993     --       --      --      --  714,287   3,571       --      --       8,929      --     12,500

Net Loss for Year Ended
 June 30, 1993                 --       --      --      --       --     --        --      --          -- (373,401) (373,401)

 Balance - June 30,
  1993 - Forward               --     $ --      --    $ -- 2,142,858 $10,715      --   $  --    $570,470$(594,570) $(13,385)

See Notes to Financial Statements

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                          Deficit
                                                                                                          Accumulated
                                    Preferred Stock                    Common Stock          Additional   During the     Total
                               Series A         Series B                         Subscribed    Paid-In    Development Stockholders
                            Shares  Amount   Shares  Amount   Shares  Amount   Shares  Amount  Capital      Stage        Equity

 Balance - June 30, 1993 -
  Forwarded                    --    $ --       --    $ -- 2,142,858 $ 10,715     --    $ --  $ 570,470    $ (594,570) $ (13,385)

Change in Par Value from
 $.005 to $.001                --      --       --      --       --    (8,572)    --      --      8,572            --         --

Issuance of Shares for Cash
 September 1993($1.00 Per Share)--     --       --      --  600,000       600     --      --    599,400            --    600,000

Issuance of Shares for Cash
 September 1993($1.00 per Share)--     --       --      -- 1,500,000    1,500     --      --  1,498,500            --  1,500,000

Issuance of Convertible
 Preferred  Stock for
 Acquisition of Land
 Valued at $1.00 Per
 Share Issued July 1993  2,250,000  2,250       --      --       --        --     --      --  2,247,750            --  2,250,000

Issuance of Stock to
 Related Party for Cash
 and Services Pursuit to
 Exercise of Options
 ($1.00 Per Share)             --      --       --      --  250,000       250     --      --    249,750            --    250,000

Purchase and Cancellation
 of Treasury Stock
 ($1.00 Per Share)             --      --       --      -- (125,000)     (125)    --      --   (124,875)           --   (125,000)

Issuance of Stock for Cash
 (140,000 Shares and 60,662
 Shares Issued December 1993
 and January 1994,
 Respectively) at $2.50 Per
 Share                         --      --       --      --  200,000       200     --      --    499,800            --    500,000

Balance of Common Stock for
 Acquisition of Land Valued
 at $1.00 Per Share Issued
 June 1994                     --      --       --      --  250,000       250     --      --    249,750            --    250,000

Issuance of Common Stock for
 Cash and Services Pursuant
 to Exercise of Options
 (75,000 Shares and 20,000
 Shares Issued April and June
 1994 Respectively at $2.50
 Per Share)                    --      --       --      --   95,000        95     --      --    237,405            --    237,500

Issuance of Common Stock for
 Services Rendered Valued at
 $2.50 Per Share Issued April
 1994                          --      --       --      --  200,000       200     --      --    499,800            --    500,000

Subscription of Common Stock
 Pursuant to Private Placement
 Offering ($3.00 Per Share)    --      --       --      --      --         -- 262,667    263    787,737            --    788,000

Net Loss for Year Ended
     June 30, 1994             --      --       --      --      --         --     --      --         --    (1,490,785)(1,490,785)

 Balance - June 30,
  1994 - Forward        2,250,000  $2,250       --    $ --5,113,520   $ 5,113 262,667  $ 263 $7,324,059   $(2,085,355)$5,246,330

See Notes to Financial Statements

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                            Deficit
                                                                                                          Accumulated
                                    Preferred Stock                    Common Stock           Additional  During the     Total
                               Series A         Series B                         Subscribed     Paid-In   Development Stockholders
                            Shares  Amount   Shares  Amount   Shares  Amount   Shares  Amount   Capital     Stage        Equity
,
 Balance - June 30, 1994 -
  Forwarded              2,250,000  $2,250      --    $ -- 5,113,520  $5,113  262,667   $263 $7,324,059   $(2,085,355)  $5,246,330

Issuance of Common Stock
 Pursuant to Private Placement
 Offering ($2.67 Per Share)     --      --      --      --   460,000     460       --      -- 1,229,040            --    1,229,500

Issuance of Stock for
 Outstanding Note Issued April
 20, 1995 ($.20 Per Share)      --      --      --      -- 5,000,000   5,000       --      -- 1,009,451            --    1,014,451

Convert Subscribed Stock to
 Common and Record Fees         --      --      --      --   262,667     263 (262,667)   (263)       --            --           --

Net Loss for Year Ended
 June 30, 1995                  --      --      --      --        --      --       --      --        --      (757,659)   ( 757,659)

Balance - June 30, 1995  2,250,000 $ 2,250      --      -- 10,836,187 10,836       --      -- 9,562,550    (2,843,014)   6,732,622

Net Loss for Year Ended
 June 30, 1996                  --      --      --      --         --     --       --      --        --      (416,440)    (416,440)

Balance - June 30, 1996  2,250,000   2,250      --      -- 10,836,187 10,836       --      -- 9,562,550    (3,259,454)   6,316,182

Issuance of Preferred Stock -
 Class B in Exchange for
 Related Party Debt ($.25
 Per Share) April 1997          --      -- 4,000,000 1,000,000     --     --       --      --        --            --    1,000,000

Common Stock Issued in
 Exchange for Debt ($.25
 Per Share) April 1997          --      --      --      --  1,250,000  1,250       --      --   248,750            --      250,000

Warrants Issued for 1,000,000
 Shares of Common Stock in
 Connection with Norlar, Inc.
 Debt Financing ($.06 Per
 Warrant                        --      --      --      --         --     --       --      --   60,000             --       60,000

Net Loss for Year Ended
 June 30, 1997                  --      --      --      --         --     --       --      --       --     (1,080,391)  (1,080,391)

 Balance - June 30, 1997 2,250,000   2,250 4,000,000 1,000,000 12,086,187 12,086   --     -- 9,871,300     (4,339,845)   6,545,791

Issuance of Common Stock for
 Services Rendered Valued
 at $.20 per Share, July 1997   --      --      --      -- 1,000,000   1,000       --      --  199,999             --      200,000

Issuance of Common Stock in
 Exchange for Debt and
 Services to be Rendered
 ($.1875 Per Share) September
 1997                           --      --      --      --   395,500     396       --      --   73,761             --       74,157

Net Loss for the Three Months
 Ended September 30, 1997       --      --      --      --        --      --       --      --       --       (331,791)    (331,791)

 Balance - September 30,
 1997                   2,250,000 $ 2,250 4,000,000 $1,000,000 13,481,687 $13,482  --    $ --$10,145,061  $(4,671,636)  $6,488,157

See Notes to Financial Statements

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                        For the period from
                                                           November 9, 1982
                                                          (Date of Inception)
                                      Three months ended         through
                                          September 30,        September 30,
                                        1997        1996           1997

Operating Activities:
 Continuing Operations:
  (Loss) Before Extraordinary Item  $ (331,791)  $ (45,294)   $ (4,838,788)
  Adjustments to Reconcile Net
   (Loss to Net Cash (Used
   for) Operating Activities:
    Depreciation                         1,581       1,262          45,330
    Amortization of Discount            30,000          --          45,000
    Common Stock Issued for Interest        --          --          14,451
    Common Stock Issued for Services    22,544          --         860,044
    Loss on Marketable Securities           --          --         (85,000)
    Write Off of Loan Receivable            --          --         (90,000)
    Extraordinary Item                      --          --         167,152

  Changes in Assets and Liabilities:
   (Increase) Decrease in:
    Noncurrent Assets                       --          --         237,000
    Prepaid Interest                    36,039     187,500          37,101
    Prepaid Expenses                   (20,000)         --              --

   Increase (Decrease) in:
    Accounts Payable                   304,975       2,112         343,090
    Payroll and Property Taxes
     Payable                            14,504          --         109,965
    Accrued Interest                    27,134          --          56,491
    Accrued Expenses                   722,163     144,437         859,204

   Discontinued Operations:
    Net (Loss)                              --          --        (389,286)
    Adjustment to Reconcile Net (Loss) to Net Cash
    (Used for) Operating Activities:
    Gain on Disposal of Assets              --          --         389,286

   Total Adjustments                 1,138,940     335,311       2,505,626

Net Cash Used for Operating Activities -
     Forward                         $ 807,149   $ 290,017    $ (2,333,162)

See Notes to Financial Statements

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        For the period from
                                                           November 9, 1982
                                                          (Date of Inception)
                                      Three months ended         through
                                          September 30,        September 30,
                                        1997        1996           1997

  Net Cash Used for Operating
   Activities - Forwarded            $ 807,149   $ 290,017    $ (2,333,162)

Investing Activities:
 Purchase of Land and Payment
  of Casino Development Costs       (1,079,918)   (320,751)     (7,005,806)
 (Purchase) Disposal of Furniture
  and Fixtures                           5,209          --         (52,197)
 Investment in Patents                      --          --         (62,000)
 Deposits and Other                         --          --            (630)
 (Increase) Decrease in Restricted Cash     --      24,443              --

 Net Cash Used for Investing
  Activities                        (1,074,709)   (296,308)     (7,120,633)

Financing Activities:
 Payment of Capital Lease Obligation        --          --          (4,233)
 Proceeds from Long-Term Borrowings    419,581          --       6,619,581
 Advances to/from Related Party      (111,796)      41,350       1,335,082
 Repayments on Long-Term Borrowings
  - Subject to Compromise                  --      (33,919)     (3,675,134)
 Proceeds from Stock and Warrant
  Issuance                                 --           --       5,220,835
 Capital Contribution                      --           --           2,850

 Net Cash (Used for) Provided for
  Financing Activities                307,785        7,431       9,498,981

 Net (Decrease) Increase in Cash       40,225       1,140           45,186

Cash - Beginning of Period              4,961       6,291               --

 Cash - End of Periods               $ 45,186     $ 7,431         $ 45,186


Supplemental Disclosures of Cash Flow Information:
     Interest paid during the three months ended September 30, 1997 and 1996 was $0 and $1,430 respectively, net of interest capitalized. No income taxes were paid during the three months ended September 30, 1997 and 1996.


See Notes to Financial Statements

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOW (UNAUDITED)

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
     During the three months ended September 30, 1997, the Company capitalized $273,851 in interest related to the construction of the casino.

     During the three months ended September 30, 1997, indebtedness valued at $74,156 was converted into 395,500 shares of registered common stock.

      During the three months ended September 30, 1997, 1,000,000 shares of restricted common stock, valued at $200,000, was issued to a third party for assistance in the financing of the casino.

     During the year ended June 30, 1997, the Company capitalized $896,292 in interest related to the construction of the casino.

     During the year ended June 30, 1997, the Company issued warrants for 1,000,000 shares of the Company's common stock. A deferred financing cost of $60,000 was recorded for the estimated fair value of these warrants. At September 30, 1997, the unamortized deferred financing balance is $15,000.

     During the year ended June 30, 1997, the Company converted stockholder advances of $1,000,000 into 4,000,000 shares of Preferred B Stock.

     During the year ended June 30, 1997, $250,000 of indebtedness was converted into 1,250,000 shares of restricted stock.

     During the year ended June 30, 1996, the Company capitalized $468,796, in accrued interest related to the construction of the casino.

     During the year ended June 30, 1994, the Company issued common stock of $250,000 and Convertible Preferred Stock of $2,250,000 and incurred $4,175,000 of debt to acquired land with a cost of $8,875,000.

See Notes to Financial Statements

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

[1] Summary of Significant Accounting Policies

     Significant accounting policies of Country World Casinos, Inc. are set forth in the Company's Form 10-KSB for the period ended June 30, 1997, as filed with the Securities and Exchange Commission.

[2] Business of Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting of normal recurring items) which are considered necessary for a fair presentation. Operating results for the three months ended September 30, 1997 and 1996 are not necessarily indicative of the results that may be expected for the year June 30, 1998. It is suggested that these financial statements be read in conjunction with the financial statement and notes for the period ended June 30, 1997, included in the Country World Casinos, Inc. Form 10-KSB.

[3] Stockholders' Equity

     During the three months ended September 30, 1997, indebtedness valued at $74,156 was converted into 395,500 shares of registered common stock.

      During the three months ended September 30, 1997, 1,000,000 shares of restricted common stock, valued at $200,000, was issued to a third party for assistance in the financing of the casino.

[4] Earnings Per Share

     Earnings per share are based on 13,128,932 and 6,694,097 shares outstanding for the three months ended September 30, 1997 and 1996, respectively. Such amounts of shares represent the weighted average number of shares outstanding for the periods. The effect of outstanding warrants and convertible preferred stock were not included in the calculations.

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

     In order to begin the process of timely completing its goals the Company has contracted with Colorado Gaming Development Company, Inc., Semple Brown Roberts, P.C. and PCL Construction Services, Inc., all of Denver, Colorado to design and construct the planned casino and hotel complex. In addition, the Company has signed a management agreement with Signature Hospitality Resources, Inc. of Denver, Colorado to manage its Radisson Black Hawk Hotel, a separate agreement to use the national flag of Radisson on the hotel and a management agreement with Luciani & Associates, LLC. and Casino Research and Planning Corp., joint venture of Atlantic City, New Jersey, to manage the casino operations. All parties will assist the architect in design of their respective operations.

     The Company is engaged in the design, development and construction of the Radisson Hotel and Country World Casino (the "Hotel Casino") in Black Hawk, Colorado. The planned Hotel Casino will be a seven story complex, featuring five stories of hotel rooms above a two-story, 75,000 square foot casino, and an underground parking garage. Other amenities will include one or more full service restaurants, a buffet, entertainment lounge and retail shops. When completed as planned, the Hotel Casino will be largest hotel and casino complex in Colorado. Construction and opening of the Hotel Casino is dependent upon the Company's ability to successfully raise the required capital. The Company plans to seek $79,500,000 of debt financing from institutional investors through the issuance of notes secured by a first deed of trust on the Hotel Casino property and by a security interest in the revenues from the operation of the Hotel Casino. There can be no assurance, however, that the Company will be successful in raising such financing or that the proceeds of such financing will be sufficient to complete construction and provide working capital for the opening and operation of the Hotel Casino.

     The casino level of the project, at approximately 75,000 square feet, will be the largest in Colorado and will be capable of accommodating 1,800 slot machines and 32 gaming tables. The Company will open the facility with 1,000 slot machines, 20 blackjack tables and 12 poker tables,

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

firm with U.S. headquarters located in Denver. The Architect is the designer of Fitzgerald's Casino in Black Hawk, while the Contractor's gaming credits include the MGM Grand Hotel Casino and Stratosphere Tower in Las Vegas, Nevada, as well as the Chinook Winds Gaming and Convention Center in Lincoln City, Oregon.

     Gaming operations at the Country World Casino will be under the management of a joint venture between Luciani & Associates, LLC and Casino Research and Planning Corp. of Atlantic City, New Jersey (the "Casino Manager"), who are leaders in casino design, management and security services.

     Hotel operations will be under the management of Signature Hospitality Resources, Inc. of Denver, Colorado (the "Hotel Manager'), which provides a full range of hotel and resort support services including operations, sales, marketing, food, beverage, human resources, MIS and technical services.

     The Company has incurred substantial net losses to date. Insofar as the Company has not completed its casino facility, it has received no revenues from operations from these planned business activities. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ability to continue in existence is dependent upon its ability to obtain additional long-term financing and achieve profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset or liability amounts which might be necessary should the Company be unable to continue in existence.

     During the three months ended September 30, 1997, the Company had general and administrative expenses of $273,538, depreciation expense of $1,581, interest expense of $33,600 and legal fees incurred for its bankruptcy proceedings of $23,083. The Company remains in the development stage and has incurred a loss from inception thorough September 30, 1997 of $4,671,636.

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

     New Allied commenced foreclosure proceedings involving the Property.  Due

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

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

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

PART II. OTHER INFORMATION

     On October 12, 1995, the Company filed a Chapter 11 Petition in bankruptcy in the United States Bankruptcy in the United States Bankruptcy Court for the District of Colorado, Case No. 95-
20563 RJB. The filing of the Company's bankruptcy petition stayed TKCC's pending foreclosure sale of the Black Hawk property. The Bankruptcy Court ruled that the Company was obligated to pay the principal amount of the note plus accrued interest, but not certain default interest claimed by TKCC to be owing. The Bankruptcy Court also ruled against the Company on the claims pertaining to the cost of environmental clean-up. The Company paid New Allied approximately $2,300,000 and all prior deeds of trust were released. The Company has filed an appeal of the Bankruptcy Court's ruling. New Allied has crossed appealed the denial of late payment fees and interest. Such appeals are pending.

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

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

PART II. OTHER INFORMATION


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

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

PART II. OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The Company has not made payments on a $725,000 note due to NADC secured by a deed of trust on the Property. The Company is engaged in negotiations with NADC regarding this matter and other matters involving them. No assurance can be given that an agreement will be concluded, or if concluded, that the terms will be favorable to the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     None

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

SIGNATURES


          In accordance with the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    COUNTRY WORLD CASINOS, INC.



                    By: /s/William H. Patrowicz
                    William H. Patrowicz, Secretary & Treasurer



Date: November 19, 1997