Form 10KSB/A
period 1997-03-31
COUNTRY WORLD CASINOS INC
filed 1997-11-26
CIK 713443

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                             __________________

                               FORM 10-KSB/A-1

(Mark One)

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1997

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________

Commission file number 0-22450

                          COUNTRY WORLD CASINOS, INC.
                (Name of Small Business Issuer in its charter)

           Nevada                                       13-3140389
(State or Other Jurisdiction of                (IRS Employer Identification
Incorporation or Organization)                 Number)

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

(PAGE)

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

                         Yes   X             No

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At October 31, 1997, there were outstanding 13,481,687 shares of the issuer's Common Stock, par value $.001.

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

     Since the Company's purchase of the Property in August 1993, the Company's activities have focused on obtaining the necessary financing and making preparations for construction of the casino on the Property. In July 1997, the Company signed a financing agreement with U2 Consulting, LLC., an affiliate of Pacific Genesis, Inc. and Western Equities, Inc., to raise $79.5 million through the issuance of corporate bonds. The parties shall have 180 days to provide for the above.

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

     In order to begin the process of timely completing its goals the Company has contracted with Colorado Gaming Development Company, Inc., Semple Brown Roberts, P.C. and PCL Construction Services, Inc., all of Denver, Colorado to design and construct the planned casino and hotel complex. In addition, the Company has signed a management agreement with Signature Hospitality
Resources, Inc. of Denver, Colorado to manage its Radisson Black Hawk Hotel, a separate agreement to use the national flag of Radisson on the hotel and a management agreement with Luciani & Associates, LLC. and Casino Research and Pla nning Corp., joint venture of Atlantic City, New Jersey, to manage the casino operations. All parties will assist the architect in design of their respective operations.

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

                            Size       Date      Number of Gaming Devises*
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

     In July 1997, the Company signed a financial agreement with U2 Consulting, LLC., an affiliate of Pacific Genesis, Inc., a California company and Western Equities, Inc., a Wyoming company to raise $79.5 million through the issuance of corporate bonds. The parties have 180 days to provide the above.

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

RESULTS OF OPERATIONS

     The Company has had no revenues from operations. The Company incurred a loss from operations of $1,080,391 in the fiscal year ended June 30, 1997, as compared to a net loss of $416,440 for the year ended June 30, 1996. The ability of the Company to achieve revenues in the future will be dependant upon realization of its plans to develop a gaming and hotel complex on the Property.

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

(3) Messrs. Larry S. Berman and William H. Patrowicz are affiliated with Holly Holdings, Inc. and therefore may be deemed to be beneficial owners of the Company's shares held by Holly Holdings, Inc.

(4) The above does not include an additional 40,000,000 shares of common stock upon conversion of Series B Preferred stock owned by two directors and two non-affiliates of the Company.

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

     In August 1997, the Company authorized the issuance of 100,000 warrants to purchase shares of common stock at $0.20 per share to Samanda, Inc. as a finder's fee for locating and arranging a gaming contract. In October 1997, said gaming contract was not finalized, negotiations were terminated and the authorized issuance of warrants to Samanda, Inc. as a finder's fee was withdrawn.

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


                                   COUNTRY WORLD CASINOS, INC.


Dated: November 25, 1997            By: /s/ Roger D. Leclerc
                                        Roger D. Leclerc, President

     In accordance with the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and int he capacities and on the dates indicated.


Dated: November 25, 1997               /s/ Larry S. Berman
                                       Larry S. Berman, Chairman & CEO

Dated: November 25, 1997               /s/ Roger D. Leclerc
                                       Roger D. Leclerc, President and Director

Dated: November 25, 1997               /s/ William H. Patrowicz
                                       William H. Patrowicz, Secretary,
                                       Treasurer and Director

                        REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders
     Country World Casinos, Inc.
     Denver, Colorado


          We have audited the accompanying balance sheet of Country World Casinos, Inc. (a development stage company) as of June 30, 1997, and the related statements of operations, stockholders' equity, and cash flows for each of the two fiscal years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Country World Casinos, Inc. (a development stage company) as of June 30, 1997, and the results of its operations and its cash flows for each of the two fiscal years in the period then ended in conformity with generally accepted accounting principles. We express no opinion on the cumulative period from inception through June 30, 1997.

          The accompanying financial statements have been prepared assuming that Country World Casinos, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses since inception and has a working capital deficit of approximat ely $1,340,000 as of June 30, 1997. These conditions raise substantial doubt about Country World Casinos, Inc.'s ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2.
The financial statements do not include any adjustments that might result from this uncertainty.



               MOORE STEPHENS, P.C.
               Certified Public Accountants.



Cranford, New Jersey
October 10, 1997

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET AS OF JUNE 30, 1997.

Assets:
Current Assets:
   Cash                                                     $     4,961
   Prepaid Interest                                              73,140

   Total Current Assets                                          78,101

Property and Equipment:
     Land                                                     7,475,475
     Casino Under Development                                 5,388,871
     Furniture and Equipment                                     48,068

     Total                                                   12,912,414
     Less: Accumulated Depreciation                              21,002

     Total Property and Equipment                            12,891,412

Other Asset:
     Deposits                                                       630

     Total Assets                                      $     12,970,143



The Accompanying Notes are an Integral Part of these Financial Statements.

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET AS OF JUNE 30, 1997.


Liabilities and Stockholders' Equity:
Current Liabilities:
     Accounts Payable                                       $    38,115
     Payroll and Property Taxes Payable                          95,461
     Accrued Expenses                                            28,779
     Note Payable - Stockholder                                 725,000
     Notes Payable - Related Party (Net of
      Deferred Financing Cost of $45,000)                       155,000
     Accrued Interest - Related Parties                         175,943
     Other Current Liabilities                                    4,977
     Due to Parent                                              196,878

     Total Current Liabilities                                1,420,153

Long-Term Debt:
     Notes Payable                                            2,650,000
     Notes Payable - Related Party                            2,350,000

     Total Long-Term Debt                                     5,000,000

Other Liabilities                                                 4,199

Commitments and Contingencies                                        --

Stockholders' Equity:
     Convertible Preferred Stock, Series A,
      $.001 Par Value, 2,250,000 Shares Authorized,
      2,250,000 Shares Issued and Outstanding
      (Liquidation Preference $7,492,500)                        2,250

     Convertible Preferred Stock, Class B, $.25 Par
      Value, 5,000,000 Shares Authorized, 4,000,000
      Shares Issued and Outstanding
      (Liquidation Preference $1,000,000)                    1,000,000

     Common Stock, $.001 Par Value, 75,000,000 Shares
      Authorized,12,086,187 Issued and Outstanding              12,086

     Additional Paid-in Capital                              9,871,300

     Deficit Accumulated During the Development Stage       (4,339,845)

     Total Stockholders' Equity                              6,545,791

     Total Liabilities and Stockholders' Equity       $     12,970,143




The Accompanying Notes are an Integral Part of these Financial Statements.

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS


                                                             For the period from
                                                               November 9, 1982
                                                             (Date of Inception)
                                             Years ended       through June 30,
                                               June 30,            1 9 9 7
                                         1 9 9 7     1 9 9 6     (Unaudited)
Costs and Expenses:
  Research and Development Costs        $     --    $     --      $ 122,000
  Professional Fees - Due to Bankruptcy  339,843     151,831        491,674
  General and Administrative Expenses    282,414     414,930      3,237,037
  Management Fee - Related Party         408,000          --        408,000
  Depreciation Expense                     6,867       6,398         42,514

  Totals                               1,037,124     573,159      4,301,225

Other Income (Expense):
  Interest Income                         27,443       6,719         94,812
  Interest Expense                        (3,931)         --         (3,931)
  Interest Expense - Related Party       (67,514)         --        (67,514)
  Rental Income                               --          --         45,126
  Loss on Non-Marketable Securities           --          --        (85,000)
  Write off of Loan Receivable                --          --        (90,000)
  Forfeited Deposit                           --          --       (100,000)
  Other Income                               735          --            735

  Totals                                 (43,267)      6,719       (205,772)

  (Loss) from Continuing Operations
   Before Discontinued Operations and
   Extraordinary Item                 (1,080,391)   (566,440)     4,506,997

Discontinued Operations:
  Gain on Disposal of Subsidiaries            --          --        389,286
  (Loss) from Discontinued Operations         --          --       (389,286)

  Total Discontinued Operations               --          --             --

  (Loss) Before Extraordinary Item    (1,080,391)   (566,440)    (4,506,997)

Extraordinary Item:
  Extraordinary Gain on Forgiveness of Debt,
          Primarily Related Party             --     150,000        167,152

   Net (Loss)                       $ (1,080,391) $ (416,440)  $ (4,339,845)

Per Share Data:
  (Loss) Per Share Before Extraordinary
   Item                                     $     (.10)     $     (.05)
   Extraordinary Item Per Share                     --             .01

   Net (Loss) Per Common Share              $     (.10)     $     (.04)

Weighted Average Number of Shares           10,985,493      10,836,187

The Accompanying Notes are an Integral Part of these Financial Statements.

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                            Deficit
                                                                                                          Accumulated
                                    Preferred Stock                    Common Stock           Additional  During the     Total
                               Series A         Series B                         Subscribed     Paid-In   Development Stockholders
                            Shares  Amount   Shares  Amount   Shares  Amount   Shares  Amount   Capital     Stage        Equity

November 9, 1982 (Date of
 Inception)                     --    $ --      --    $ --        --    $ --       --    $ --     $ --        $ --       $   --

Issuance of Shares for Cash
 ($.51 Per Share)               --      --      --      --     2,971      15       --      --    1,510          --        1,525

Issuance of Common Stock to
 the Public ($12.50 Per Share)  --      --      --      --     1,474       8       --      --  644,992          --      645,000

Deferred Offering Costs         --      --      --      --        --      --       --      -- (115,690)         --     (115,690)

Cancellation of Common Stock    --      --      --      --      (800)     (4)      --      --        4          --           --

Issuance of Shares for Services
 ($.18 Per Share)               --      --      --      --    85,714     429       --      --   14,571          --       15,000

Issuance of Common Stock at a
 Discount ($.02 Per Share)      --      --      --      -- 1,339,212   6,696       --      --   13,304          --       20,000

Capital Contribution            --      --      --      --        --      --       --      --    2,850          --        2,850

Net Loss for the Period from
 November 9, 1982 (Date of
 Inception) Through
 June 30, 1992                  --      --      --      --        --      --       --      --       --    (221,169)    (221,169)

 Balance - June 30, 1992        --      --      --      -- 1,428,571   7,144       --      --  561,541    (221,169)     347,516

Issuance of Common Stock at a
 Discount for Services ($.02
 Per Share) May 1993            --      --      --      --   714,287   3,571       --      --    8,929          --       12,500

Net Loss for Year Ended
 June 30, 1993                  --      --      --      --        --      --       --      --       --    (373,401)    (373,401)

 Balance - June 30,
  1993 - Forward                --    $ --      --    $ -- 2,142,858 $10,715       --    $ -- $570,470   $(594,570)   $ (13,385)

The Accompanying Notes are an Integral Part of these Financial Statements.



COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                            Deficit
                                                                                                          Accumulated
                                    Preferred Stock                    Common Stock           Additional  During the     Total
                               Series A         Series B                         Subscribed     Paid-In   Development Stockholders
                            Shares  Amount   Shares  Amount   Shares  Amount   Shares  Amount   Capital     Stage        Equity

 Balance - June 30,
  1993 - Forwarded              --    $ --      --    $ -- 2,142,858 $10,715       --    $ -- $570,470   $(594,570)   $ (13,385)

Change in Par Value from
 $.005  to $.001                --      --      --      --        --  (8,572)      --      --    8,572          --           --

Issuance of Stock for Cash
 September 1993 ($1.00 Per
 Share)                         --      --      --      --   600,000     600       --      --  599,400          --      600,000

Issuance of Stock for Cash
 August 1993 ($1.00 Per Share)  --      --      --      -- 1,500,000   1,500       --      -- 1,498,500         --    1,500,000

Issuance of Convertible
 Preferred Stock for
 Acquisition of Land,
 Valued at $1.00 Per Share
 issued August 1993      2,250,000   2,250      --      --       --       --       --      -- 2,247,750         --    2,250,000

Issuance of Stock to Related
 Party for Cash and Services
 Pursuant to Exercise of
 Options ($1.00 Per Share)      --      --      --      --  250,000      250       --      --   249,750         --      250,000

Purchase and Cancellation of
 Treasury  Stock ($1.00
 Per Share)                     --      --      --      -- (125,000)    (125)      --      --  (124,875)        --     (125,000)

Issuance of Stock for Cash
 (140,000 Shares and 60,662
 Shares issued December 1993 and
 January 1994, Respectively,
 at $2.50 and $2.47 Per Share,
 Respectively)                  --      --      --      --  200,662      200       --      --   499,800         --      500,000

Issuance of Common Stock for
 Acquisition of Land Valued at
 $1.00 Per Share, issued
 June 1994                      --      --      --      --  250,000      250       --      --   249,750         --      250,000

Issuance of Common Stock for
 Cash and Services Pursuant
 to Exercise of Options
 (75,000 Shares and 20,000
 Shares issued April and
 June 1994, Respectively
 at $2.50 Per Share)           --       --      --     --   95,000        95       --      --   237,405         --      237,500

Issuance of Common Stock for
 Services Rendered, Valued
 at $2.50 Per Share, issued
 April 1994                    --       --      --     --  200,000       200       --      --   499,800         --      500,000

Subscription of Common Stock
 Pursuant to Private Placement
 Offering - June 1994
 ($3.00 Per Share)             --       --      --     --      --         --  262,667     263   787,737         --      788,000

Net Loss for Year Ended
 June 30, 1994                 --       --      --     --      --         --      --       --        -- (1,490,785)  (1,490,785)

 Balance - June 30,
  1994 - Forward        2,250,000   $2,250      --    $-- 5,113,520   $5,113 262,667    $ 263 $7,324,059 $(2,085,355) $5,246,330


The Accompanying Notes are an Integral Part of these Financial Statements.



COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                            Deficit
                                                                                                          Accumulated
                                    Preferred Stock                    Common Stock           Additional  During the     Total
                               Series A         Series B                         Subscribed     Paid-In   Development Stockholders
                            Shares  Amount   Shares  Amount   Shares  Amount   Shares  Amount   Capital     Stage        Equity

 Balance - June 30,
  1994 - Forward        2,250,000   $2,250      --    $-- 5,113,520   $5,113 262,667    $ 263 $7,324,059 $(2,085,355) $5,246,330

Issuance of Common Stock
 Pursuant to Private Placement
 Offering - December 1994
 ($2.67 Per Share)             --       --      --     --   460,000      460      --       --  1,229,040          --   1,229,500

Convert Subscribed Stock to
 Common and Record Fees -
 December 1994                 --       --      --     --   262,667      263 (262,667)   (263)        --          --          --

Issuance of Stock to Parent
 for Outstanding Note issued
 April 20, 1995 ($.20 Per
 Share)                        --       --      --     -- 5,000,000    5,000      --       --  1,009,451          --   1,014,451

Net Loss for Year Ended
 June 30, 1995                 --       --      --     --        --       --      --       --         --    (757,659)   (757,659)

 Balance - June 30, 1995 2,250,000   2,250      --     -- 10,836,187  10,836      --       --  9,562,550  (2,843,014)  6,732,622

Net Loss for Year Ended
 June 30, 1996                 --       --      --     --         --      --      --       --         --    (416,440)   (416,440)

 Balance - June 30, 1996 2,250,000   2,250      --     -- 10,836,187  10,836      --       --  9,562,550  (3,259,454)  6,316,182

Issuance of Preferred Stock -
 Class B in Exchange for
 Parent Debt ($.25 Per Share)
 April 1997                    --      -- 4,000,000 1,000,000     --      --      --       --         --          --   1,000,000

Common Stock Issued in
 Exchange for Parent Debt
 ($.20 Per Share) April 1997   --      --       --     --  1,250,000   1,250      --       --    248,750          --     250,000

Warrants Issued for 1,000,000
 Shares of Common Stock in
 connection with Norlar, Inc.
 debt financing (.06 Per
 Warrant)                     --       --       --     --         --      --      --       --     60,000          --      60,000

Net Loss for Year Ended
 June 30, 1997                --       --       --     --         --      --      --       --         --  (1,080,391) (1,080,391)

Balance - June 30, 1997 2,250,000  $2,250 4,000,000 $1,000,000 12,086,187 $12,086 --     $ -- $9,871,300 $(4,339,845) $6,545,791

The Accompanying Notes are an Integral Part of these Financial Statements.


COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

                                                                For the period from
                                                                  November 9, 1982
                                                                (Date of Inception)
                                              Years ended         through June 30,
                                                June 30,              1 9 9 7
                                          1 9 9 7       1 9 9 6      (Unaudited)
Operating Activities:
  Continuing Operations:
    (Loss) Before Extraordinary Item   $(1,080,391)   $ (566,440)   $ (4,506,997)
    Adjustments to Reconcile Net
      (Loss) to Net Cash (Used for)
      Operating Activities:
      Depreciation                           6,867         6,398          42,514
      Amortization of Discount -
       Related Party                        15,000            --          15,000
      Common Stock Issued for Interest          --            --          14,451
      Common Stock Issued for Services          --            --         837,500
      Loss on Nonmarketable Securities          --            --         (85,000)
      Write off of Loan Receivable              --            --         (90,000)
      Extraordinary Item, Primarily Related
       Party                                    --       150,000         167,152
      Accrued Interest - Related Party      52,514            --          52,514
      Allocation of Management Fees -
       Related Party                       408,000            --         408,000

    Changes in Assets and Liabilities:
     (Increase) Decrease in:
       Prepaid Interest                    (73,140)     (687,500)       (760,640)

     Increase (Decrease) in:
       Accounts Payable                   (109,294)      147,409          38,115
       Payroll and Property Taxes Payable   95,461            --          95,461
       Accounts Payable - Liabilities
        Subject to Compromise             (366,735)     (253,229)             --
       Accrued Interest - Related Parties   29,357            --         175,943
       Accrued Interest - Liabilities
        Subject to Compromise             (225,135)           --              --
       Accrued Expenses                    (71,306)       70,315          28,779
       Accrued Expenses - Subject
        to Compromise                      (41,937)       41,937              --

     Discontinued Operations:
       Net (Loss)                               --            --        (389,286)
       Adjustments to Reconcile Net (Loss)to Net Cash
         (Used for) Operating Activities:
         Gain on Disposal of Assets             --            --         389,286

     Total Adjustments                    (280,348)     (524,670)        939,789

Net Cash Used for Operating Activities -
 Forward                               $(1,360,739)  $(1,091,110)    $(3,567,208)

The Accompanying Notes are an Integral Part of these Financial Statements.

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

                                                                For the period from
                                                                  November 9, 1982
                                                                (Date of Inception)
                                              Years ended         through June 30,
                                                June 30,              1 9 9 7
                                          1 9 9 7       1 9 9 6      (Unaudited)

Net Cash Used for Operating Activities -
 Forward                               $(1,360,739)  $(1,091,110)     $(3,567,208)

Investing Activities:
  Purchase of Land and Payment of
   Casino Development Costs               (126,860)     (872,420)     (5,214,871)
  Purchase of Furniture and Equipment           --            --         (57,406)
  Investment in Patent                          --            --         (62,000)
  Deposits and Other                          (190)        3,363            (630)
  (Increase) Decrease in Restricted Cash    49,994       (49,994)             --

  Net Cash Used for Investing Activities   (77,056)     (919,051)     (5,334,907)

Financing Activities:
  Payment of Capital Lease Obligation       (1,515)       (2,718)         (4,233)
  Proceeds from Long-Term Borrowings            --     5,000,000       6,000,000
  Advances from Parent                     896,978       301,204       1,254,003
  Disbursement to Parent                  (316,379)           --        (316,379)
  Proceeds from Related Party Notes        200,000            --         200,000
  Repayments on Long-Term Borrowings    (1,109,837)   (1,553,027)     (3,450,000)
  Proceeds from Stock and Warrant Issuance      --            --       5,220,835
  Capital Contribution                          --            --           2,850

  Net Cash Provided by (Used for)
   Financing Activities                   (330,753)    3,745,459       8,907,076

  Net (Decrease) Increase in Cash       (1,768,548)    1,735,298           4,961

Cash - Beginning of Periods              1,773,509        38,211              --

  Cash - End of Periods                  $   4,961   $ 1,773,509         $ 4,961

Supplemental Disclosure of Cash Flow Information:
     Interest paid in fiscal years ended June 30, 1997 and 1996 was $3,931 and $1,830, respectively, net of interest capitalized. No income taxes were paid during the fiscal years ended June 30, 1997 and 1996.



The Accompanying Notes are an Integral Part of these Financial Statements.


COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     During the year ended June 30, 1997, the Company capitalized $887,663 in interest related to the construction of the casino.

     During the year ended June 30, 1997, the Company issued warrants for 1,000,000 shares of the Company's common stock. A deferred financing cost of $60,000 was recorded for the estimated fair value of these warrants. At June
30, 1997, the unamortized deferred financing balance was $45,000.

     During the year ended June 30, 1997, the Company converted Parent company advances of $1,000,000 into 4,000,000 shares of Preferred Series B Stock.

     During the year ended June 30, 1997, $250,000 of indebtedness to the Parent was converted into 1,250,000 shares of restricted common stock.

     During the year ended June 30, 1996, the Company capitalized $569,984, in accrued interest related to the construction of the casino.

The Accompanying Notes are an Integral Part of these Financial Statements.


COUNTRY WORLD CASINOS, INC.

(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION BUSINESS

ORGANIZATION AND BUSINESS - Country World Casinos, Inc. (the "Company" or
"Country World") was incorporated on November 9, 1982 under the name
Innovative Medical Technology, Inc. The Company was organized to engage in the medical industry. The Company effected a public offering in 1983. The
Company was essentially inactive until 1990 when it undertook the manufacturing of monolithic composite panels for use in the construction of semi-truck trailers, shipping containers and industrial buildings. The
Company discontinued this business in September 1992.

In 1993, the Company changed the focus of its planned business operations to the construction of a large, full service, casino in Black Hawk, Colorado. In
August 1993, the Company completed the acquisition from New Allied Development
Corporation and its subsidiary, Tommyknocker Casino Corp., of certain real property located in Black Hawk, Colorado known as Mill Sites 12 and 13, and the Smith Lode Mining Claim, U.S. Survey No. 502 (the "Property"). Except as specifically identified to the contrary, New Allied Development Corporation and Tommyknocker Casino Corp. will be referred to collectively as "New
Allied."

Since the Company's purchase of the Property in August 1993, the Company's activities have focused on obtaining the necessary financing and making preparations for construction of the casino on the Property.

As of June 30, 1997, the Company has not completed construction of its planned principal operation nor has it realized any revenue from its planned operations. Accordingly, the Company is considered to be in the development stage.

On October 12, 1995, the Company filed a voluntary petition for reorganization under Chapter 11 of the federal bankruptcy laws in the United States
Bankruptcy Court for the District of Colorado. On March 10, 1997, the bankruptcy petition was dismissed.

The Company is a majority-owned subsidiary of Holly Holdings, Inc. (the
"Parent").

CONCENTRATION OF CREDIT RISK - The Company maintains cash balances in bank deposit accounts. At June 30, 1997, the Company had no credit risk beyond insured amounts.

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

CASINO UNDER DEVELOPMENT - The Company's land and development costs are recorded at cost and no depreciation will be taken on the casino project until such time as the Company places the casino into operation.

FURNITURE AND EQUIPMENT - Furniture and equipment is stated at cost and is being depreciated on a straight-line basis over estimated useful lives of five to seven years.


COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION BUSINESS
(Continued)

LOSS PER SHARE - Loss per share of common stock was computed based on the weighted average number of common shares outstanding during the period.
Common stock equivalents are not included as their effect would be antidilutive.

CASH EQUIVALENTS - The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The
Company did not have any cash equivalents at June 30, 1997.

IMPAIRMENT - The carrying value of land and casino under development is reviewed on an annual basis as to whether such carrying value has become impaired, pursuant to guidance established in Statement of Financial
Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of
Long-Lived Assets and for Long-lived Assets to Be Disposed of." Management considers assets to be impaired if the carrying value exceeds expected future cash flows (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. As of June
30, 1997, management expects these assets to be fully recoverable.

STOCK OPTIONS - The Company accounts for employee stock-based compensation under the intrinsic value based method as prescribed by Accounting Principles
Board ("APB") Opinion No. 25. The Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 to non-employee stock-based compensation and the pro forma disclosure provisions of that statement to employee stock-based compensation.

(2) GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has suffered recurring losses since inception and has a working capital deficit of approximately $1,340,000 as of June 30, 1997. These factors, among others, raise substantial doubt about Country World Casinos, Inc.'s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset or liability amounts which might be necessary should the Company be unable to continue in existence.

Continuation of the business is dependent upon the Company's obtaining additional financing for the casino under development, the obtaining of related licenses, the successful completion of its construction and success of its future operations. Limited stakes gaming did not commence in Colorado until October 1991, so there is limited experience in Colorado from which to evaluate the likelihood of success of the Company's proposed gaming operations. In addition, the Black Hawk/Central City casino market is characterized by intense competition. The competition includes established companies, some of which have greater financial resources, experience and expertise than the Company.

In July 1997, the Company signed a financial agreement with U2 Consulting, LLC., an affiliate of Pacific Genesis, Inc., a California company and Western
Equities, Inc., a Wyoming company to raise $75 million through the issuance of corporate bonds. The parties have 180 days to provide the above. In
September 1997, said agreement was increased to $79.5 million.  In October
1997, a private placement memorandum was distributed to potential investors.


COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

(2) GOING CONCERN (Continued)

In September 1997, the Company contracted with the Colorado Gaming Development
Company, Inc., Semple Brown Roberts, P.C. and PCL Construction Services, Inc.
("PCL"), all of Denver, Colorado to design and construct the planned casino and hotel complex. The proposed casino and hotel complex will be designed and constructed pursuant to a guaranteed maximum price agreement which is to be finalized prior to construction. The interim agreement with PCL contemplates a construction contract for a "Guaranteed Maximum Price" equal to the "Guaranteed Maximum Cost of the Work" plus 4.5%. The Guaranteed Maximum Price will be determined by agreement between the Company and the Contractor when sufficient definitive design information becomes available. Any changes to the work under the construction contract will necessitate revision of the Guaranteed Maximum Cost and the Guaranteed Maximum Price. If the actual final cost of the construction project is less than the Guaranteed Maximum Cost, then the cost savings will be shared so that the Company will recoup 75% of such savings. If the actual final cost of construction exceeds the Guaranteed
Maximum Cost (as it may be revised), such excess cost will be borne by the Contractor and will not be taken into account in determining the Guaranteed
Maximum Price to be paid by the Company. In addition, PCL agreed to lend to the Company, for use on the construction of the planned casino and hotel complex, an amount up to $1,000,000 on an as needed basis, on and prior to November 1, 1997 (See Note 13B). The note will bear interest at a rate of prime plus 3% per annum. The Company has also signed a management agreement with Signature Hospitality Resources, Inc. of Denver, Colorado to manage its
Radisson Black Hawk Hotel, a separate agreement to use the national flag of Radisson on the hotel. For its management services, Signature Hospitality
Resources, Inc. (the "Hotel Manager") will receive a monthly management fee equal to 2% of gross sales (exclusive of casino operations) of the proposed hotel, plus a percentage of the net operating income, as defined. The agreement between the hotel manager is for an initial term of ten years, but may terminate earlier upon the occurrence of certain events. In addition, the Company has signed a binding letter of intent with Luciani & Associates, LLC and G. Michael Brown, joint venture of Atlantic City, New Jersey (the "Casino
Manager"), to manage the casino operations. For services rendered in connection with the design and construction of the Casino, the Casino Manager will receive a base fee of $15,000 per month. The Casino Manager will receive fees not to exceed $500,000 for additional management and consulting services in the pre-opening phase. The pre-opening phase services will pertain to the establishment of varies internal and accounting controls and systems, operational procedures, staffing standards, recruitment and hiring, and marketing strategies. In addition, the Company will pay the Casino Manager's
Colorado gaming license application fees.

Upon commencement of gaming operations, the Casino Manager will receive a management fee equal to 2% of gross Casino revenues, plus an 7% Casino earnings, as defined. A portion of the fee would be prepaid monthly and credited against the amount actually due.

The letter of intent provides that the definitive management agreement will be for an initial term of five years commencing in the date that gaming operations begin and will be renewable by the Casino Manager for successive five-year terms.

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

There can be no assurance, that the Company's plans for financing will be successful or that the proceeds of such financing will be sufficient to complete construction and provide working capital for the opening and operation of the planned casino and hotel complex.


COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

(3) CASINO UNDER DEVELOPMENT

On August 6, 1993, the Company closed on an acquisition of approximately
79,000 square feet of vacant land from New Allied ("Parcel One") located within the city of Black Hawk, Gilpin County, Colorado. The Company paid
$550,000 cash, delivered a promissory note in the amount of $3,450,000, and delivered 2,250,000 shares, valued at $1.00 per share, of its Convertible
Series A Preferred stock each of which are convertible to common stock on a 1 for 1 basis. The Company is obligated to file a registration statement with the Securities and Exchange Commission ("SEC") to register the distribution of the Convertible Series A Preferred stock to New Allied along with the shares of its common stock underlying the Convertible Series A Preferred.

On June 28, 1994, the Company closed on an acquisition for an additional
375,000 square feet of vacant land from New Allied ("Parcel Two") located in close proximity to the original land purchased. The Company paid $200,000 cash, delivered a promissory note in the amount of $725,000, and delivered
250,000 shares of its common stock valued at $1.00 per share (See Notes 4, 5 and 10).

Subject to future financing and other factors described in Note 2, the Company intends to construct a casino and hotel complex on Parcel One.

The Company has capitalized the following costs related to the casino construction through June 30, 1997:

Interest on Long-Term Debt                      $     1,887,458
Architectural Fees and Fees for Construction          3,501,413

     Total                                      $     5,388,871

Interest capitalized during the years ended June 30, 1997 and 1996 amounted to $887,663 and $569,984, respectively.

(4) LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt consists of a $5,000,000 note payable to Kennedy Funding with interest at 15% until May 19, 1997 and at 24% per annum thereafter, payable interest only in monthly installments. The note is collateralized by a first lien and deed of trust on real property (Parcel One) with a net book value of approximately $6,300,000. The loan is fully guaranteed by the Parent. A portion of this financing, amounting to $2,350,000, was obtained from a group of related party lenders and accordingly is classified as such. The long-term debt of $5,000,000 is due in May 1999.

NOTE PAYABLE - STOCKHOLDER - Note payable stockholder consists of a $725,000 note payable to New Allied with interest at 8%, payable in monthly installments over 10 years beginning in September 1995. The note is collateralized by a first deed of trust on real property with a net book value of approximately $1,175,000 (Parcel Two) (See Note 10).

NOTES PAYABLE - RELATED PARTY - Norlar, Inc. has extended a credit of up to
$600,000, through a series of notes payable with interest at 12%, due on demand. Norlar, Inc. is a closely-held corporation beneficially owned by Mr.
Larry S. Berman, the Chairman and Chief Executive Officer of the Company and his spouse. In connection with this debt, the Company issued warrants for 1,000,000 shares of the Company's common stock. The warrants are exercisable at $.20 per share and do not expire. A deferred financing cost of $60,000 was recorded for the estimated fair value of these warrants. At June 30, 1997, the unamortized deferred financing balance is $45,000. The notes are collateralized by a second lien and deed of trust on real property (Parcel
One). The effective interest rate including the deferred financing cost, is 36%. As of June 30, 1997, the remaining borrowings available is $400,000 (See
Note 13C).


COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS


(5) STOCKHOLDERS' EQUITY

PREFERRED STOCK - In July 1993, the Company amended its Articles of
Incorporation to provide for 25,000,000 shares of preferred stock, $.001 par value, with certain rights, preferences and designations, to be issued in a manner to be determined by the Company's Board of Directors.

In August 1993, the Board of Directors created Series A Convertible Preferred
("Convertible Preferred") stock valued at $1.00 per share. The maximum issuable shares under the series is 2,250,000 shares. Holders of the Convertible Preferred shares shall be entitled to dividends as declared by the Board of Directors.

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

In April 1997, the Board of Directors created a series of Class B convertible preferred stock ("Class B") valued at $.25 per share. The maximum issuable shares under the Class B preferred is 5,000,000 shares. The holders of the Class B shares are not entitled to receive dividends, and the shares are entitled to vote with the common stock as a single class. In the event of liquidation of the Company, the holders of the Class B shares will receive an amount per share equal to the sum of $0.25 for each outstanding share of Class
B preferred stock.

Each share of Class B preferred stock is convertible into common stock at the rate of ten shares of common stock for each share of Class B Preferred. Each share of Class B may be converted one year following the date of issuance at the election of the holder. The Company is not required to reserve and keep available out of its authorized but unissued shares of common stock, common stock sufficient to effect the conversion of the Class B. In the event that the number of authorized shares of common stock are not sufficient to effect the conversion of the outstanding shares of Class B, the Company will increase the number authorized but unissued shares of common stock.

In April 1997, the Company issued 4,000,000 shares of Class B in exchange for $1,000,000 in cash advances that had been made to the Company by the Parent.

During the year ended June 30, 1996, the Parent acquired an additional
2,250,453 shares of the Company's common stock from certain existing shareholders of Country World, in exchange for 744,592 shares of its common stock. The Parent also acquired 16,667 shares of Country World common stock in a separate transaction for $50,000. As of June 30, 1997, the Parent owns approximately 70% of the outstanding shares of Country World common stock.

In April 1997, $250,000 owed to the Parent was converted into 1,250,000 shares of the Company's common stock.


COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

(6) INCOME TAXES

The Company accounts for income tax expense and liabilities under the asset and liability method. That method requires the establishment of deferred tax assets for all deductible temporary differences and operating loss carryforwards and deferred tax liabilities for all taxable temporary differences. The Company had no taxable temporary differences which would have resulted in material deferred tax liabilities at June 30, 1997.
Deductible temporary differences consist primarily of operating loss carryforwards. The deferred tax asset attributable to operating loss carryforwards amounted to approximately $1,474,000 at June 30, 1997. This represents an increase of approximately $367,000 over the preceding year.
Because of the Company's continued losses, however, any deferred tax asset established for utilization of the Company's tax loss carryforwards would correspondingly require a valuation allowance of the same amount.
Accordingly, no deferred tax asset is reflected in these financial statements.

At June 30, 1997, the Company's net operating income loss carryforwards and their expiration dates are as follows:

 Expiring in Years ending                  Net Operating Income Tax
          June 30,                            Loss Carryforwards
           1998                                 $     77,204
           1999                                       77,550
           2000                                      115,122
           2001                                       73,687
           2002                                      202,122
           2003 Through 2011                       3,790,635

                    Total                    $     4,336,320

Net operating loss income tax carryforwards may be limited, however, if a more than 50% change in ownership is deemed to have occurred.

Income tax at the federal statutory rate reconciled to the Company's effective rate is as follows:

                                                       June 30,
                                               1 9 9 7          1 9 9 6
Federal Statutory Rate                          (34.0)%          (34.0)%
Non-Deductible Expenses                          (0.5)            (0.5)
Net Operating Loss For
     Which No Tax Benefit was Received           34.5             34.5

     Effective Rate                                -- %             -- %

The Company has not generated taxable income since its inception, and therefore, no provision for income taxes has been made.


(7)RELATED PARTY TRANSACTIONS

MANAGEMENT AGREEMENT - In July 1996, the Company made an arrangement with its
Parent whereby the Company agreed to pay a management fee for services rendered by the Parent. The cost of such services aggregated $408,000 for the year ended June 30, 1997.


COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS


(7)RELATED PARTY TRANSACTIONS (Continued)

DUE TO PARENT - The amount due to Parent at June 30, 1997 represents aggregate advances to the Company [net of repayments]. Interest accrues on outstanding balances at 8% per annum. Interest for the year ended June 30, 1997 amounted to $52,514 and is included in the statement of operations with interest expense - related party.

NOTE PAYABLE - RELATED PARTY - As a result of the closing of the $5,000,000 loan during the year ended June 30, 1996, loan servicing fees and prepaid interest payments were made to the group of lenders which includes Norlar, Inc. aggregating $600,000. This amount was capitalized to casino under development.

STOCKHOLDER FUNDING - During the fiscal year ended June 30, 1995, the Company borrowed $1,000,000 from the Parent, which indebtedness plus accrued interest was then canceled by the issuance to the Parent of 5,000,000 shares of the Company's common stock. The Company also agreed that the Parent would have the right to purchase up to an additional 20,000,000 shares of common stock at $.20 per share if additional funding were provided within a reasonable time and progress continued to be made concerning financing for the proposed casino and hotel complex. In April 1997, the Parent exercised its right under said agreement and converted $250,000 of its debt into 1,250,000 shares of the Company's common stock.

ENVIRONMENTAL INDEMNIFICATION - The Company and its Parent have entered into an environmental indemnity agreement with the co-lenders of the $5,000,000 loan pursuant to which they will defend and hold harmless the co-lenders from any environmental claims connected to the property which collateralizes the loan. The Company, through independent environmental consultants, has conducted environmental examinations on the property and has made environmental remediation pursuant to an administrative consent order with the U.S. Environmental Protection Agency. The remediation was performed in accordance with the approved work plan. Based upon the work performed, the Company does not believe that further remedial activity will be required.
However, there can be no assurance what costs, if any, the Company might incur in the future in connection with environmental matters related to the property.

The Parent has continually provided advances to the Company since 1995. Prior to the conversion of debt to equity by Holly and assumption of certain parties' debt by the Company, the Company was indebted to Holly in the amount of approximately $1,449,588. In May 1997, the Company eliminated $1,000,000 of its debt to its majority shareholder, Holly Holdings, Inc. in an exchange of debt with two directors of the Company and two non-affiliated of the Company.

EXTRAORDINARY GAIN - In May 1995, the Company made an arrangement with the majority shareholder whereby the Company agreed to pay the related party
$15,000 per week for a management fee. As of June 30, 1995, the Company had not made any payments related to the arrangement and accordingly owed the related party $150,000. In February 1996, the $150,000 accrual was reversed and the arrangement was terminated. This forgiveness of debt is reflected as an extraordinary item in the statements of operations for the year ended June
30, 1996.

(8) FAIR VALUE OF FINANCIAL INSTRUMENTS
Generally accepted accounting principles require disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The fair value of long-term debt, was estimated based on the current rates offered to the Company for debt of similar maturities. Such fair value was determined to approximate carrying value.


COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

(8) FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

For certain instruments, including cash, trade payables, short-term notes payable and amount due to Parent, it was estimated that the carrying amount approximated fair value for these instruments because of their short maturities.

(9) COMMITMENT AND CONTINGENCIES
RENT EXPENSE - The Company closed its only office, located in Denver, Colorado, in December 1996. The Company did not lease any office space subsequent to December 1996. Rent expense, which is included in general and administrative expenses, for year ended June 30, 1997 and 1996 was $18,901 and $40,766, respectively.

(10) LITIGAITON
The Company is the plaintiff and a counterclaim defendant in a lawsuit pending in Denver, Colorado District Court, Case No. 95CV2310, entitled Country World
Casinos, Inc., a Nevada corporation, Plaintiff, v. Tommyknocker Casino Corp., a Colorado corporation and New Allied Development Corporation, a Colorado corporation, Defendants, v. Country World Casinos, Inc., a Nevada Corporation,
Holly Products, Inc., a New Jersey corporation, Ronald G. Nathan, Sal Lauria,
Roger D. Leclerc, William H. Patrowicz and David Singer, counterclaim
Defendants. This lawsuit was commenced by the Company on May 26, 1995. In the Company's Amended Complaint, the Company asserted eight claims against New
Allied Development Corporation ("New Allied") and its subsidiary Tommyknocker
Casino Corp. ("TKCC").

In its complaint, the Company sought a declaration that it was not obligated to make any additional payments to TKCC under a certain promissory note executed by the Company in connection with its purchase of the Black Hawk property, until such time as TKCC secured the release of a prior deed of trust. The Company also sought recovery of more than $656,000 paid to or on behalf of TKCC to clean up and remediate environmental contamination on the property purchased from TKCC in August 1993. The Company sought to recover all or part of this amount from TKCC under the following legal theories: (1) that the environmental contamination on the property constitutes an encumbrance, which is in breach of the covenant against encumbrances contained in the warranty deed by which TKCC conveyed the property to the Company; (2) that TKCC and New Allied made fraudulent misrepresentations to the Company regarding the costs of the environmental clean up and remediation and that the Company is entitled to recover damages resulting from these misrepresentations, as well as exemplary damages; (3) that TKCC and New Allied made negligent misrepresentations to the Company regarding the costs of the environmental clean up and remediation and that the Company is entitled to recover damages resulting from these misrepresentations, as well as exemplary damages; (4) that TKCC's and New Allied's actions violated their duties of good faith and fair dealing; (5) that the misrepresentations of TKCC and New
Allied constitute deceptive trade practices in violation of the Colorado
Consumer Protection Act; and (6) that any agreement under which the Company purportedly agreed to pay for the environmental remediation and clean up costs
(which agreement the Company denies exists) is void and unenforceable under various principles of law, including the statute of frauds and the Comprehensive Environmental Response, Compensation, and Liability Act of 1980.

On or about June 15, 1995, following the Company's commencement of the lawsuit described above, TKCC filed a notice of election to foreclose on its note and deed of trust which were secured by the Company's Black Hawk property. The
Company denied that it was in default under the note because of TKCC"s prior breach of the terms of the note by its failure to secure the immediate release of the first deed of trust on the property upon its receipt of $725,000 in January 1995. A Denver District Court Magistrate ruled that since the Company has not paid to TKCC the monthly installments under the note since May 1995, the Company was in default, despite TKCC's failure to secure the release of the first deed of trust. The Magistrate's Order is neither appealable nor binding in any subsequent proceeding.


COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

(10) LITIGATION (Continued)

On October 12, 1995, the Company filed a Chapter 11 Petition in bankruptcy in the United States Bankruptcy Court for the District of Colorado, Case No.
95-20563 RJB. The filing of the Company's bankruptcy petition stayed TKCC's pending foreclosure sale of the Black Hawk property. The Bankruptcy Court ruled that the Company was obligated to pay the principal amount of the note plus accrued interest, but not certain default interest claimed by TKCC to be owing. The Bankruptcy Court also ruled against the Company on the claims pertaining to the cost of environmental clean-up. The Company paid New Allied approximately $2,300,000 and all prior deeds of trust were released. The
Company has filed an appeal of the Bankruptcy Court's ruling. New Allied has cross appealed the denial of late payment fees and interest. Such appeals are pending.

In March 1996, the Bankruptcy Court granted the Company's motion to approve $5 million in financing, which financing was obtained on May 31, 1996. The $5 million financing was obtained from a group of lenders led by Kennedy Funding, Inc. and Anglo-American Financial as agent ("Kennedy").

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

The Company is seeking a court order requiring TKCC and New Allied to sell to the Company their 2.5 million shares of voting stock in the Company at the price set forth in ss.47.1-4.508 Rule 4.5 of the Colorado Gaming Regulations on the basis that New Allied and TKCC might possibly be unsuitable to hold voting securities in a licensed casino. As part of the consideration given by the Company to TKCC to purchase the Black Hawk property, the Company issued to TKCC 2,250,000 shares of non-voting preferred stock in the Company. That preferred stock was subsequently given voting rights. In a subsequent real estate purchase transaction, the Company issued to New Allied 250,000 shares of common stock.

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


COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

(10) LITIGATION (Continued)

TKCC and New Allied have asserted that the Company, as well as Holly, Nathan, Lauria, Leclerc, Patrowicz and Singer, breached their fiduciary duties by the issuance of five million shares of common stock in the Company to Holly. TKCC and New Allied seek actual and exemplary damages allegedly caused by the alleged wrongful issuance of stock. TKCC and New Allied seek an injunction requiring the Company and its board of directors to cancel the five million shares of stock issued to Holly.

The Company, as well as Holly, Leclerc, Patrowicz and Singer, have filed answers denying any wrongful conduct or any liability to TKCC or New Allied resulting from said issuance of stock to Holly and have affirmatively asserted that said issuance of stock was proper. Neither Nathan nor Lauria has been served with the summons and counterclaim and have not yet appeared in this lawsuit.

The Company is a defendant in a lawsuit pending in Travis County, Texas
District Court, Case No. 95-04782, 200th Judicial District, entitled James
Hamilton, Plaintiff v. Robert Todd Financial Corporation; Dean Anthony
Esposito; Marco Guy Fiore, Jr.; Robert Bobak Fallah; Optex Biomedical Inc.;
Pacific Rim Entertainment, Inc.; Country World Casinos, Inc., Defendants.  The
Plaintiff, James Hamilton ("Hamilton") contends that Defendants, Robert Todd
Financial Corporation, and its agents and/or employees, Defendants, Dean
Anthony Esposito, Marco Guy Fiore, Jr. and Robert Bobak Fallah, made misrepresentations regarding the Company's stock, which allegedly induced
Hamilton's purchase of said stock.  Hamilton alleges that Defendants, Robert
Todd Financial Corporation, Dean Anthony Esposito, Marco Guy Fiore, Jr. and
Robert Bobak Fallah, were authorized agents of the Company, and therefore, Hamilton alleges that the Company is liable for the alleged wrongful conduct of said Defendants.

The Company has filed a Special Appearance and Answer, objected to the jurisdiction of the Travis County, Texas District Court, as well as denying all material allegations of Hamilton's Original Petition.

With respect to certain real property owned by the Company in Black Hawk, Colorado (Mill Sites 1, 2 and 3, and certain adjacent mining claims), a claim has been made against the Company by New Allied on its deed of trust encumbering said real property. The Company and New Allied, however, have reached an agreement to resolve this dispute, pursuant to which the Company will convey title to the Hotel Property to New Allied in full settlement of New Allied's claims relating to this real property. The Settlement Agreement, however, has not yet been formally reduced to writing.

While it is not feasible to predict or determine the final outcome of these proceedings, management does not believe that they should result in a materially adverse effect on the Company's financial position, results of operations or liquidity.

(11) NEW AUTHORITATIVE PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") has issued Statement of
Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and
Servicing of Financial Assets and Extinguishment of Liabilities."  SFAS No.
125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. Earlier application is not allowed. The provisions of SFAS No. 125 must be applied prospectively; retroactive application is prohibited. Adoption on January 1, 1997 is not expected to have a material impact on the Company. The FASB deferred some provisions of SFAS No. 125, which are not expected to be relevant to the Company.


COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

(11) NEW AUTHORITATIVE PRONOUNCEMENTS (Continued)

The FASB issued SFAS No. 128, "Earnings Per Share," and SFAS No. 129,
"Disclosure of Information about Capital Structure" in February 1997.  SFAS
No. 128 simplifies the earnings per share ("EPS") calculations required by Accounting Principles Board ("APB") Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. When adopted, SFAS No. 128 will require restatement of all prior-period EPS data presented; however, the Company has not sufficiently analyzed SFAS No. 128 to determine what effect SFAS No. 128 will have on its historically reported EPS amounts.

SFAS No. 129 does not change any previous disclosure requirements, but rather consolidates existing disclosure requirements for ease of retrieval.

The FASB has issued SFAS No. 130, "Reporting Comprehensive Income."  SFAS No.
130 is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Company.

The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December
15, 1997, and comparative information for earlier years is to be restated.
SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. SFAS No. 131 is not expected to have a material impact on the Company.

(12) SUBSEQUENT EVENTS

(A) In July 1997, the Company issued 1,000,000 shares of its common stock, valued at approximately $200,000, to Eastern Equities Consultants, Ltd. for efforts to secure casino and hotel financing.

(B) In September 1997, the Company issued 395,500 shares, valued at approximately $74,000, of its common stock to Sommer & Schneider LLP, its securities attorneys, for payment in legal fees and a six month retainer.

(13) SUBSEQUENT EVENTS (Unaudited) Subsequent to the Date of the Report of
Independent Auditors

(A) Casino Management Contract - On October 21, 1997, the Company signed a management agreement with Luciani and Associates which will supervise, direct and control the management and operation of the proposed casino and related business as agent for the Company.

(B) Interim Construction Loan - The total amount of indebtedness with respect to the PCL construction loan described in Note 2 was $998,000 as of October
20, 1997.

(C) Norlar Debt - As of October 20, 1997, the Company was indebted to Norlar,
Inc. in the amount of approximately $550,000. Warrants to purchase 3,000,000 shares of common stock at $.20 per share have been issued to Norlar, Inc. in connection with this indebtedness.

 .   .   .   .   .   .   .   .   .   .   .

