Form 10QSB
period 1997-12-31
COUNTRY WORLD CASINOS INC
filed 1998-02-17
CIK 713443

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


(X)    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 1997

       Commission file number 0-22450

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                to

       For quarter ended                 Commission File Number


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

Indicate the number of shares outstanding of each of the issuer's class of common stock. The Registrant had 13,481,687 shares of its common stock outstanding as of December 31, 1997.

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)


INDEX




Part I:   FINANCIAL INFORMATION

Item 1.   Financial Statements

       Balance Sheet as of December 31, 1997 (Unaudited) . . . . 1 - 2

       Statements of Operations for the six months ended
         December 31, 1997 and 1996 and for the period
         from November 9, 1982 (Date of Inception) through
         December 31, 1997 (Unaudited) . . . . . . . . . . . . . 3

       Statements of Stockholders' Equity (Unaudited). . . . . . 4 - 6

       Statements of Cash Flows for the six months ended
         December 31, 1997 and 1996 and For the period from
         November 9, 1982 (Date of Inception) through
         December 31, 1997 (Unaudited) . . . . . . . . . . . . . 7 - 9

       Notes to Financial Statements (Unaudited) . . . . . . . . 10

Item 2.  Management's Discussion and Analysis or Plan of
         Operation . . . . . . . . . . . . . . . . . . . . . . . 11 - 15

Part II:  OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . 16 - 18

Item 3.   Defaults upon Senior Securities. . . . . . . . . . . . 19

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . 19


Signature Page . . . . . . . . . . . . . . . . . . . . . . . . . 20

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET AS OF DECEMBER 31, 1997 (UNAUDITED)


ASSETS:
CURRENT ASSETS:
 Cash                                                   $1,115
 Prepaid Interest                                       63,333
 Prepaid Expenses                                        5,000
 Due From Parent                                         6,279

 TOTAL CURRENT ASSETS                                   75,727


PROPERTY AND EQUIPMENT:
 Land                                                7,475,475
 Casino Under Development                            8,377,287
 Furniture and Fixtures                                 38,888

 Total                                              15,891,650
 Less Accumulated Depreciation                          20,193

 Total Property and Equipment                       15,871,457


OTHER ASSETS
 Deposits                                               35,630

 TOTAL ASSETS                                     $ 15,982,814


See Notes to Financial Statements

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET AS OF DECEMBER 31, 1997 (UNAUDITED)


LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
 Accounts Payable                                   $1,556,298
 Payroll and Property Taxes Payable                    149,487
 Accrued Expenses                                      137,550
 Accrued Interest - Related Parties                    221,544
 Notes Payable - Related Parties (Net of
  Deferred Financing Costs of $15,000)               2,515,900
 Other Current Liabilities                             209,171

 TOTAL CURRENT LIABILITIES                           4,789,950

LONG-TERM LIABILITIES:
 Notes Payable                                       2,650,000
 Notes Payable - Related Party                       2,350,000
 Other Liability

   TOTAL LONG-TERM LIABILITIES                       5,000,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Convertible Preferred Stock.  Series A. $.001
  Par Value 2,250,000 Shares Authorized,
  2,250,000 Shares Issued and Outstanding
  (Liquidation Preference $7,492,500)                    2,250

 Common Stock, $.001 Par Value, 75,000,000
  Shares Authorized, 13,481,687 Issued and
  Outstanding                                           13,482

 Convertible Preferred Stock, Class B, $.25
  Par Value, 5,000,000 Shares Authorized,
  4,000,000 Shares Issued and Outstanding
  (Liquidation Preference $1,000,000)                1,000,000

 Additional Paid-in Capital                         10,144,061

 Deficit Accumulated During the Development Stage  (4,966,929)

 TOTAL STOCKHOLDERS' EQUITY                          6,192,866

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $   15,982,814

See Notes to Financial Statements

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)


                                                           FOR THE PERIOD FROM
                                                             NOVEMBER 9, 1982
                                                           (DATE OF INCEPTION)
                                       SIX MONTHS ENDED          THROUGH
                                          DECEMBER 31,          DECEMBER 31,
                                       1997         1996           1997

COSTS AND EXPENSES:
 Research and Development Costs      $            $              $ 122,000
 Loss on Non-Marketable Securities                                  85,000
 Write-Off of Loan Receivable                                       90,000
 General and Administrative Expenses   551,769      337,434      3,788,806
 Management Fee - Related Party                                    408,000
 Depreciation                            3,162        3,136         45,676

 TOTALS                                554,931      340,570      4,539,482

OTHER INCOME (EXPENSE):
 Interest Income                        14,678       22,111        109,490
 Interest Expense                     (63,746)        (628)       (135,191)
 Professional Fees-Due to Bankruptcy  (23,083)    (514,757)
 Forfeited Deposit                                                (100,000)
 Other Income                                                       45,861

 TOTALS                               (72,151)      21,483        (594,597)

 (Loss) from Continuing Operations
  Before Discontinued Operations
  and Extraordinary Item             (627,082)    (319,087)     (5,134,079)

DISCONTINUED OPERATIONS:
 Gain on Disposal of Subsidiaries                                  389,286
 (Loss from Discontinued Operations                               (389,286)

 Total Discontinued Operations

 (LOSS) BEFORE EXTRAORDINARY ITEM    (627,082)    (319,087)     (5,134,079)

EXTRAORDINARY ITEM:
 Extraordinary Gain on Forgiveness
  of Debt                                                          167,152

 NET (LOSS)                        $ (627,082)  $ (319,087)   $ (4,966,927)

PER SHARE DATA:
 Net (Loss) Per Common Share       $    (0.05)       (0.04)


WEIGHTED AVERAGE NUMBER OF SHARES  13,305,310    6,694,097


See Notes to Financial Statements

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                            Deficit
                                                                                                            Accumulated    Total
                                     Preferred Stock                        Common Stock         Additional During the     Stock-
                               Series A          Series B                             Subscribed   Paid-In  Development    holders'
                           Shares   Amount   Shares   Amount     Shares    Amount   Shares  Amount Capital    Stage        Equity
,
November 9, 1982
 (Date of Inception)               $                 $                $                  $       $          $            $

Issuance of Shares for Cash
 ($.51 Per Share)                                              2,971        15                        1,510                   1,525

Issuance of Common Stock to the
 Public ($12.50 Per Share)                                     1,474         8                      644,992                 645,000

Deferred Offering Costs                                                                            (115,690)               (115,690)

Cancellation of Common Stock                                    (800)       (4)                           4

Issuance of Shares for Services
 ($.18 Per Share)                                             85,714       429                       14,571                  15,000

Issuance of Common Stock at a
 Discount ($.02 Per Share)                                 1,339,212     6,696                       13,304                  20,000

Capital Contribution                                                                                  2,850                   2,850

Net Loss for the Period From
 November 9, 1982 (Date of
 Inception) Through
 June 30, 1992                                                                                                 (221,169)   (221,169)

 BALANCE - JUNE 30, 1992                                   1,428,571     7,144                      561,541    (221,169)    347,516

Issuance of Common Stock at
 a Discount for Services
 ($.02 Per Share, May 1993                                   714,287     3,571                        8,929                  12,500

Net Loss for Year Ended
 June 30, 1993                                                                                                 (373,401)   (373,401)

 BALANCE - JUNE 30,
   1993 - FORWARD                  $                 $     2,142,858   $10,715           $       $  570,470 $  (594,570) $  (13,385)


See Notes to Financial Statements

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                            Deficit
                                                                                                            Accumulated    Total
                                     Preferred Stock                        Common Stock         Additional During the     Stock-
                               Series A          Series B                             Subscribed   Paid-In  Development    holders'
                           Shares   Amount   Shares   Amount     Shares    Amount   Shares  Amount Capital    Stage        Equity
 BALANCE - JUNE 30, 1993 -
   FORWARDED                       $                 $     2,142,858  $ 10,715           $       $  570,470   $(594,570)  $ (13,385)

Change in Par Value from $.005
 to $.001                                                               (8,572)                        8,572

Issuance of Shares for Cash
 September 1993 ($1.00 Per Share)                            600,000       600                       599,400                600,000

Issuance of Shares for Cash
 September 1993 ($1.00 per Share                           1,500,000     1,500                     1,498,500              1,500,000

Issuance of Convertible
 Preferred Stock for
 Acquisition of Land
 Valued at $1.00 Per
 Share Issued July
 1993                    2,250,000   2,250                                                        2,247,750               2,250,000

Issuance of Stock to Related
 Party for Cash and Services
 Pursuit to Exercise of
 Options ($1.00 Per Share)                                   250,000       250                      249,750                 250,000

Purchase and Cancellation of
 Treasury Stock ($1.00 Per Share                            (125,000)     (125)                    (124,875)               (125,000)

Issuance of Stock for Cash
 (140,000 Shares and 60,662
 Shares Issued December 1993
 and January 1994, Respectively)
 at $2.50 Per Share                                          200,000       200                      499,800                 500,000

Balance of Common Stock for
 Acquisition of Land Valued at
 $1.00 Per Share Issued June 1994                            250,000       250                      249,750                 250,000

Issuance of Common Stock for
 Cash and Services Pursuant
 to Exercise of Options (75,000
 Shares and 20,000 Shares Issued
 April and June 1994 Respectively
 at $2.50 Per Share)                                          95,000        95                      237,405                 237,500

Issuance of Common Stock for
   Services Rendered Valued at
    $2.50 Per Share Issued April 1994                        200,000       200                      499,800                 500,000

Subscription of Common Stock
 Pursuant to Private Placement
 Offering ($3.00 Per Share)                                                     262,667     263     787,737                 788,000

Net Loss for Year Ended
 June 30, 1994                                                                                   (1,490,785)             (1,490,785)

 BALANCE - JUNE 30, 1994 -
   FORWARD               2,250,000 $ 2,250           $     5,113,520  $  5,113  262,667  $  263  $7,324,059 $(2,085,355) $5,246,330

See Notes to Financial Statements

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                            Deficit
                                                                                                            Accumulated    Total
                                     Preferred Stock                        Common Stock         Additional During the     Stock-
                               Series A          Series B                             Subscribed   Paid-In  Development    holders'
                           Shares   Amount   Shares   Amount     Shares    Amount   Shares  Amount Capital    Stage        Equity
,
 BALANCE - JUNE 30,
  1994 - FORWARDED       2,250,000 $ 2,250           $     5,113,520  $  5,113  262,667  $  263  $7,324,059 $(2,085,355) $5,246,330

Issuance of Common Stock
 Pursuant to Private
  Placement Offering
  ($2.67 Per Share)                                          460,000       460                    1,229,040               1,229,500

Issuance of Stock for Outstanding
 Note Issued April 20, 1995
 ($.20 Per Share)                                          5,000,000     5,000                    1,009,451               1,014,451

Convert Subscribed Stock to
 Common and Record Fees                                      262,667       263 (262,667)   (263)

Net Loss for Year Ended
 June 30, 1995                                                                                                  (757,659)  (757,659)

 BALANCE-JUNE 30, 1995   2,250,000 $ 2,250                10,836,187    10,836                     9,562,550  (2,843,014) 6,732,622

Net Loss for Year Ended
 June 30, 1996                                                                                                  (416,440)  (416,440)

 BALANCE-JUNE 30, 1996   2,250,000 $ 2,250                10,836,187    10,836                     9,562,550  (3,259,454) 6,316,182

Issuance of Preferred Stock -
 Class B in Exchange for
 Related Party Debt ($.25
 Per Share) April 1997                 4,000,000 1,000,000                                                                1,000,000

Common Stock Issued in
 Exchange for Debt ($.25
 Per Share) April 1997                                     1,250,000    1,250                        248,750                250,000

Warrants Issued for 1,000,000
 Shares of Common Stock in
 Connection with Norlar, Inc.
 Debt Financing ($.06 Per Warrant                                                                     60,000                 60,000

Net Loss for Year Ended
 June 30, 1997                                                                                                (1,080,391)(1,080,391)

 BALANCE-JUNE 30, 1997   2,250,000   2,250 4,000,000 1,000,000 12,086,187 12,086                  9,871,300  (4,339,845)  6,545,791

Issuance of Common Stock for
 Services Rendered Valued
 at $.20 per Share, July 1997                              1,000,000     1,000                      199,999                 200,000

Issuance of Common Stock in
 Exchange for Debt and
  Services to be Rendered
 ($.1875 Per Share) September
 1997                                                        395,500      396                        73,761                  74,157

Net Loss for the Six Months
 Ended December 31, 1997                                                                                       (627,082)   (627,082)

 BALANCE-DECEMBER
  31, 1997               2,250,000 $ 2,250 4,000,000 $1,000,000 13,481,687 $13,482        $     $10,145,061 $(4,966,927) $6,192,866

See Notes to Financial Statements

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                          FOR THE PERIOD FROM
                                                            NOVEMBER 9, 1982
                                                          (DATE OF INCEPTION)
                                      SIX MONTHS ENDED           THROUGH
                                         DECEMBER 31,          DECEMBER 31,
                                      1997        1996             1997

OPERATING ACTIVITIES:
 Continuing Operations:
  (Loss) Before Extraordinary
    Item                         $ (627,082) $ (319,087)      $(5,134,079)
  Adjustments to Reconcile Net
   (Loss to Net Cash (Used for)
   Operating Activities:
   Depreciation                       3,162       3,136            45,676
   Amortization of Discount          45,000                        60,000
   Common Stock Issued for Interest                                14,451
   Common Stock Issued for Services  22,544                       860,044
   Loss on Marketable Securities                                  (85,000)
   Write Off of Loan Receivable                                  (900,000)
   Extraordinary Item                                             167,152
   Accrued Interest Related Parties                                52,514
   Allocation of Management Fees                                  408,000

 Changes in Assets and Liabilities:
  (Increase) Decrease in:
   Noncurrent Assets               (35,000)                       (35,000)
   Prepaid Interest                  9,807                       (725,640)
   Prepaid Expenses                 (5,000)      375,000           (5,000)

  Increase (Decrease) in:
   Accounts Payable              1,518,183       214,379        1,556,298
   Payroll and Property Taxes
    Payable                         54,026                        149,487
   Accrued Interest                 45,601                        221,544
   Accrued Expenses                108,772      (470,705)         137,551

 Discontinued Operations:
  Net (Loss)                                                     (389,286)
  Adjustment to Reconcile Net (Loss) to Net Cash
   (Used for) Operating Activities:
   Gain on Disposal of Assets                                     389,286

  Total Adjustments              1,767,095                      2,706,884

NET CASH USED FOR OPERATING
  ACTIVITIES -  FORWARD         $1,140,013   $(1,707,124)      $2,427,195


See Notes to Financial Statements

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                          FOR THE PERIOD FROM
                                                            NOVEMBER 9, 1982
                                                          (DATE OF INCEPTION)
                                      SIX MONTHS ENDED           THROUGH
                                         DECEMBER 31,          DECEMBER 31,
                                      1997        1996             1997

 NET CASH USED FOR OPERATING ACTIVITIES -
  FORWARDED                       $1,140,013  $(1,707,124)    $(2,427,195)

INVESTING ACTIVITIES:
 Purchase of Land and Payment
   of Casino Development Costs    (2,404,687)    (200,097)     (7,619,558)
 (Purchase) Disposal of Furniture
   and Fixtures                        5,209                      (52,197)
 Investment in Patents                                            (62,000)
 Deposits and Other                                                  (630)
 (Increase) Decrease in Restricted Cash                          (451,896)


 NET CASH USED FOR INVESTING
  ACTIVITIES                      (2,399,478)  1,165,220       (7,734,385)

FINANCING ACTIVITIES:
 Payment of Capital Lease Obligation                               (4,233)
 Proceeds from Long-Term Borrowings  419,581                    6,419,581
 Advances to/from Related Party      836,038      148,350       1,973,662
 Repayments on Long-Term
  Borrowings-Subject to
  Compromise                                   (1,110,837)     (3,450,000)
 Proceeds from Stock and Warrant
  Issuance                                                      5,220,835
 Capital Contribution                                               2,850

 NET CASH (USED FOR) PROVIDED FOR
  FINANCING ACTIVITIES             1,255,619     (962,487)     10,162,695

 Net (Decrease) Increase in Cash      (3,846)       5,456           1,115

Cash - Beginning of Period            (4,961)       6,291

 Cash - End of Periods            $    1,115    $  11,747      $    1,115


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Interest paid during the six months ended December 31, 1997 and 1996 was $0 and $1430 respectively, net of interest capitalized. No income taxes were paid during the six months ended December 31, 1997 and 1996.

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

[2] Business of Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting of normal recurring items) which are considered necessary for a fair presentation. Operating results for the three months ended December 31, 1997 and 1996 are not necessarily indicative of the results that may be expected for the year June 30, 1998. It is suggested that these financial statements be read in conjunction with the financial statement and notes for the period ended June 30, 1997, included in the Country World Casinos, Inc. Form 10-KSB.


[3] Earnings Per Share

     Earnings per share are based on 13,305,310 and 6,694,097 shares outstanding for the six months ended December 31, 1997 and 1996, respectively. Such amounts of shares represent the weighted average number of shares outstanding for the periods. The effect of outstanding warrants and convertible preferred stock were not included in the calculations.

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

     Gaming operations at the Country World Casino will be under the management of Luciani & Associates, LLC of Atlantic City, New Jersey (the "Casino Manager"), who are leaders in casino design, management and security services.

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

     During the six months ended December 31, 1997, the Company had general and administrative expenses of $551,769, depreciation expense of $3,162, interest expense of $63,746 and legal fees incurred for its bankruptcy proceedings of $23,083. The Company remains in the development stage and has incurred a loss from inception thorough December 31, 1997 of $4,966,927.

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

     In connection with this financing, the Company made a Promissory Note effective May 20, 1996 payable at the rate of 15% per annum until May 19, 1997 (the "First Year Interest Obligation") and at a rate of 24% per annum thereafter. Payments of principal and interest are payable as follows: (a) the First Year Interest Obligation was prepaid at closing; (b) commencing on May 19, 1997 and for each month thereafter, the Company is to make interest only payments, in advance, in the amount of 2% of the then existing principal balance due under the Note; and (c) the entire outstanding principal balance, together with all accrued and unpaid interest, if not previously paid, shall be finally due and payable on May 19, 1999. The holder of the Note may accelerate the due date for the entire balance of principal, interest and other sums due upon maturity in the event of default under the Note. The default rate of interest is 24% during the first loan year and 36% thereafter. The Note is secured by a first deed of trust on the Property. In May 1997, the Company issued a promissory note and second deed of trust on the property to Norlar, Inc. for a maximum of $600,000, or so much thereof as may have been advanced by maker, for general corporate purposes. As of September 1997, the Company owed approximately $600,000 on the Norlar Note. In October 1997, the Company issued a second promissory note and a fourth deed of trust on the property to Norlar, Inc., again for a maximum of $600,000. As of December 1997, the Company owed approximately $206,000 on the Norlar Note. In addition, for each $100,000 Norlar, Inc. has loaned to the Company, it has authorized the issuance of 500,000 warrants to purchase shares of common stock at $0.20 per share. Norlar, Inc. is a closely-held corporation beneficially owned by Larry Berman and his wife. Mr. Berman is Chairman and Chief Executive Officer of the Company. The loan will bear interest at 12% per annum and is to be repaid upon the earlier to the sale of the property or the contemplated refinance of the property.

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

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


     In addition to obtaining the necessary financing, the Company must obtain from the Colorado Gaming Commission approval to commence gaming operations. The Commission's action is predicated upon approval of the applications of all of the Company's principals. The Company is taking the steps necessary to go forward with its submission to state authorities of its gaming application in 1998 and receive the required approvals to engage in gaming operations within the State of Colorado. However, there can be no assurance that the Company will be successful in its efforts. Management believes that the length of time and disposition of the gaming approval process cannot be accurately predicted at this point, but that the process could be time consuming and expensive.

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


                    COUNTRY WORLD CASINOS, INC.



By:                 /s/ William H. Patrowicz
                    William H. Patrowicz, Secretary & Treasurer



Date: February 14, 1998