Form 10QSB
period 1998-03-31
COUNTRY WORLD CASINOS INC
filed 1998-05-08
CIK 713443

FORM 10-QSB


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


(X)    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1998

       Commission file number 0-22450

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                to

       For quarter ended                 Commission File Number


                          COUNTRY WORLD CASINOS, INC.
               (Name of Small Business Issuer in its charter)

                Nevada                                     13-3140389
(State of jurisdiction of incorporation)          (IRS Employer I.D. Number)


       200 Monument Road, Suite 10, Bala Cynwyd, Pennsylvania 19004
                 (Address of principal executive offices)

Registrant's telephone number  (610) 617-9990

     Check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.        Yes  X    No ___

Indicate the number of shares outstanding of each of the issuer's class of common stock. The Registrant had 14,331,687 shares of its common stock outstanding as of March 31, 1998.

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX


Part I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

       Balance Sheet as of March 31, 1998 (Unaudited). . . . . . . 1 - 2

       Statements of Operations for the nine months ended
         March 31, 1998 and 1997 and for the period from
         November 9, 1982 (Date of Inception) through
         March 31, 1998 (Unaudited). . . . . . . . . . . . . . . . 3

       Statements of Stockholders' Equity (Unaudited). . . . . . . 4 - 6

       Statements of Cash Flows for the nine months ended
         March 31, 1998 and 1997 and For the period from
         November 9, 1982 (Date of Inception) through
         March 31, 1998 (Unaudited). . . . . . . . . . . . . . . . 7 - 9

       Notes to Financial Statements (Unaudited) . . . . . . . . . 10

Item 2.  Management's Discussion and Analysis or Plan of Operation 11 - 15

Part II:  OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . 16 - 18

Item 3.   Defaults upon Senior Securities. . . . . . . . . . . . . 19

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . 19


Signature Page . . . . . . . . . . . . . . . . . . . . . . . . . . 20

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET AS OF MARCH 31, 1998 (UNAUDITED)


ASSETS:
CURRENT ASSETS:
 Cash                                                       66
 Prepaid Interest                                       61,290
 Prepaid Expenses                                       37,500
 Due From Parent                                         8,706

 TOTAL CURRENT ASSETS                                  107,562


PROPERTY AND EQUIPMENT:
 Land                                                7,475,476
 Casino Under Development                            9,587,413
 Furniture and Fixtures                                 38,888
 Total                                              17,101,777
 Less Accumulated Depreciation                         (21,774)

 Total Property and Equipment                       17,080,003


OTHER ASSETS
 Deposits                                               35,630

 TOTAL ASSETS                                      $17,223,195


See Notes to Financial Statements

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET AS OF MARCH 31, 1998 (UNAUDITED)


LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
 Accounts Payable                                    3,003,678
 Payroll and Property Taxes Payable                    139,652
 Accrued Expenses                                        7,000
 Accrued Interest - Related Parties                    250,065
 Notes Payable - Related Parties                     2,853,610

 TOTAL CURRENT LIABILITIES                           6,254,005
LONG-TERM LIABILITIES:
 Notes Payable                                       2,650,000
 Notes Payable - Related Party                       2,350,000

   TOTAL LONG-TERM LIABILITIES                       5,000,000


STOCKHOLDERS' EQUITY:
 Convertible Preferred Stock.  Series A. $.001 Par
  Value 2,250,000 Shares Authorized, 2,250,000
  Shares Issued and Outstanding (Liquidation
  Preference $7,492,500)                                 2,250

 Common Stock, $.001 Par Value, 75,000,000 Shares
  Authorized, 14,331,687 Issued and Outstanding         14,332

 Convertible Preferred Stock, Class B, $.25 Par
  Value, 5,000,000 Shares Authorized, 4,000,000
  Shares Issued and Outstanding (Liquidation
  Preference $1,000,000)                             1,000,000

 Additional Paid-in Capital                         10,216,474

 Deficit Accumulated During the Development Stage   (5,263,866)

 TOTAL STOCKHOLDERS' EQUITY                          5,969,190

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $   17,223,195

See Notes to Financial Statements

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)


                                                         FOR THE PERIOD FROM
                                                           NOVEMBER 9, 1982
                                                         (DATE OF INCEPTION)
                                    NINE MONTHS ENDED           THROUGH
                                         MARCH 31,              MARCH 31,
                                       1998      1997             1998

COSTS AND EXPENSES:
 Research and Development Costs     $         $               $  122,000
 Loss on Non-Marketable Securities                                85,000
 Write-Off of Loan Receivable                                     90,000
 General and Administrative Expenses  818,605   410,530        4,055,643
 Management Fee - Related Party                                  408,000
 Depreciation                           4,743     4,672           47,257

 TOTALS                               823,348   415,202        4,807,900

OTHER INCOME (EXPENSE):
 Interest Income                       14,678    26,079          109,490
 Interest Expense                     (92,267)   (3,931)        (163,712)
 Professional Fees-Due to Bankruptcy  (23,083)                  (514,757)
 Forfeited Deposit                                              (100,000)
 Other Income                                       735           45,861

 TOTALS                              (100,672)   22,883         (623,208)

 (Loss) from Continuing Operations
  Before Discontinued Operations
  and Extraordinary Item             (924,020) (392,319)      (5,431,018)

DISCONTINUED OPERATIONS:
 Gain on Disposal of Subsidiaries                                389,286
 (Loss from Discontinued Operations                             (389,286)

 Total Discontinued Operations

 (LOSS) BEFORE EXTRAORDINARY ITEM    (924,020) (392,319)      (5,431,018)

EXTRAORDINARY ITEM:
 Extraordinary Gain on Forgiveness of Debt                       167,152

 NET (LOSS)                        $ (924,020)$(392,319)    $ (5,263,866)

PER SHARE DATA:
 Net (Loss) Per Common Share       $    (0.07)     (0.06)


WEIGHTED AVERAGE NUMBER OF SHARES  13,488,243  6,694,097


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
November 9, 1982 (Date
 of Inception)                      $                  $                $                 $       $           $            $

Issuance of Shares for
 Cash ($.51 Per Share)                                           2,971     15                       1,510                    1,525

Issuance of Common Stock
 to the Public ($12.50
 Per Share)                                                      1,474      8                     644,992                  645,000

Deferred Offering Costs                                                                          (115,690)                (115,690)

Cancellation of Common Stock                                      (800)    (4)                          4

Issuance of Shares for Services
 ($.18 Per Share)                                               85,714    429                      14,571                   15,000

Issuance of Common Stock at a
 Discount ($.02 Per Share)                                   1,339,212  6,696                      13,304                   20,000

Capital Contribution                                                                                2,850                    2,850

Net Loss for the Period From
 November 9, 1982 (Date of
 Inception) Through
 June 30, 1992                                                                                                 (221,169)  (221,169)

 BALANCE - JUNE 30, 1992                                     1,428,571  7,144                     561,541      (221,169)   347,516

Issuance of Common Stock at
 a Discount for Services
 ($.02 Per Share, May 1993                                     714,287  3,571                       8,929                   12,500

Net Loss for Year Ended
 June 30, 1993                                                                                                 (373,401)  (373,401)

 BALANCE - JUNE 30,
   1993 - FORWARD                   $                  $     2,142,858 $10,715           $       $570,470    $ (594,570)  $(13,385)


See Notes to Financial Statements

                                                                    4

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY
                                                                                                               Deficit
                                                                                                             Accumulated   Total
                                      Preferred Stock                    Common Stock             Additional  During the   Stock-
                               Series A           Series B                          Subscribed     Paid-In    Development  holders'
                           Shares   Amount    Shares   Amount   Shares  Amount   Shares   Amount   Capital      Stage      Equity

 BALANCE - JUNE 30,
   1993 - FORWARD                   $                  $     2,142,858 $10,715           $       $570,470     $(594,570)  $(13,385)

Change in Par Value
 from $.005 to $.001                                                    (8,572)                     8,572

Issuance of Shares for
 Cash September 1993
 ($1.00 Per Share)                                             600,000     600                    599,400                  600,000

Issuance of Shares for
 Cash September 1993
 ($1.00 per Share                                            1,500,000   1,500                  1,498,500                1,500,000

Issuance of Convertible
 Preferred Stock for
 Acquisition of Land
 Valued at $1.00 Per
 Share Issued July 1993  2,250,000   2,250                                                      2,247,750                2,250,000

Issuance of Stock to
 Related Party for Cash
 and Services Pursuit to
 Exercise of Options
 ($1.00 Per Share)                                             250,000     250                    249,750                  250,000

Purchase and Cancellation of
 Treasury Stock ($1.00 Per Share                              (125,000)   (125)                  (124,875)                (125,000)

Issuance of Stock for Cash
 (140,000 Shares and 60,662
 Shares Issued December 1993
 and January 1994, Respectively)
 at $2.50 Per Share                                            200,000     200                    499,800                  500,000

Balance of Common Stock for
 Acquisition of Land Valued at
 $1.00 Per Share Issued June 1994                              250,000     250                    249,750                  250,000

Issuance of Common Stock for
 Cash and Services Pursuant
 to Exercise of Options (75,000
 Shares and 20,000 Shares Issued
 April and June 1994 Respectively
 at $2.50 Per Share)                                            95,000      95                   237,405                   237,500

Issuance of Common Stock for
   Services Rendered Valued at
    $2.50 Per Share Issued April 1994                          200,000     200                   499,800                   500,000

Subscription of Common Stock
 Pursuant to Private Placement
 Offering ($3.00 Per Share)                                                     262,667    263   787,737                   788,000

Net Loss for Year Ended
 June 30, 1994                                                                                              (1,490,785) (1,490,785)

 BALANCE - JUNE 30,
  1994 - FORWARD          2,250,000 $ 2,250            $     5,113,520 $ 5,113  262,667  $  263 $7,324,059 $(2,085,355) $5,246,330

See Notes to Financial Statements

                                                                    5

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
                           Shares   Amount    Shares   Amount   Shares  Amount   Shares   Amount   Capital      Stage      Equity

,
 BALANCE - JUNE 30,
  1994 - FORWARD          2,250,000 $ 2,250            $     5,113,520 $ 5,113  262,667  $  263 $7,324,059 $(2,085,355) $5,246,330

Issuance of Common Stock
 Pursuant to Private
 Placement Offering
 ($2.67 Per Share)                                            460,000     460                    1,229,040               1,229,500

Issuance of Stock for
 Outstanding  Note
 Issued April 20, 1995
 ($.20 Per Share)                                           5,000,000   5,000                    1,009,451               1,014,451

Convert Subscribed Stock
 to Common and Record Fees                                    262,667     263  (262,667)   (263)

Net Loss for Year Ended
 June 30, 1995                                                                                                 (757,659)  (757,659)

 BALANCE - JUNE 30, 1995  2,250,000 $ 2,250                10,836,187  10,836                    9,562,550   (2,843,014) 6,732,622

Net Loss for Year Ended
 June 30, 1996                                                                                                 (416,440)  (416,440)

 BALANCE - JUNE 30, 1996  2,250,000 $ 2,250                10,836,187  10,836                    9,562,550   (3,259,454) 6,316,182

Issuance of Preferred Stock -
 Class B in Exchange for
 Related Party Debt ($.25
 Per Share) April 1997                    4,000,000 1,000,000                                                             ,000,000

Common Stock Issued in
 Exchange for Debt ($.25
 Per Share) April 1997                                      1,250,000   1,250                      248,750                 250,000

Warrants Issued for 1,000,000
 Shares of Common Stock in
 Connection with Norlar, Inc.
 Debt Financing ($.06 Per Warrant                                                                   60,000                  60,000

Net Loss for Year Ended
 June 30, 1997                                                                                               (1,080,391)(1,080,391)

 BALANCE - JUNE 30,
  1997                    2,250,000 2,250 4,000,000 1,000,000 12,086,187 12,086                  9,871,300   (4,339,845) 6,545,791

Issuance of Common Stock for
 Services Rendered Valued
 at $.20 per Share, July 1997                               1,000,000   1,000                      199,000                 200,000

Issuance of Common Stock in
 Exchange for Debt and
 Services to be Rendered
 ($.1875 Per Share) September 1997                            395,500     396                       73,761                  74,157

Issuance of Common Stock for
 Services Rendered and Debt
 Exchange ($.086 Per Share)
 March 1998                                                    85,000     850                       72,413                  72,263

Net Loss for the Nine Months
 Ended March 31, 1998                                                                                          (924,020)  (924,020)

 BALANCE-MARCH 31, 1998  2,250,000 $2,250 4,000,000 $1,000,000 14,331,687 $14,332         $     $10,216,474 $(5,263,866)$5,968,190

See Notes to Financial Statements

                                                                    6

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                            FOR THE PERIOD FROM
                                                             NOVEMBER 9, 1982
                                                            (DATE OF INCEPTION)
                                        NINE MONTHS ENDED         THROUGH
                                             MARCH 31,            MARCH 31,
                                         1998       1997            1998

OPERATING ACTIVITIES:
 Continuing Operations:
  (Loss) Before Extraordinary Item   $(924,020)   $(392,319)    $(5,431,017)
  Adjustments to Reconcile Net
  (Loss) to Net Cash
   (Used for) Operating Activities:
   Depreciation                          4,743        4,672          47,257
   Amortization of Discount             45,000                       60,000
   Common Stock Issued for Interest                                  14,451
   Common Stock Issued for Services                                 933,307
   Loss on Marketable Securities                                    (85,000)
   Write Off of Loan Receivable                                     (90,000)
   Extraordinary Item                                               167,152
   Accrued Interest Related Parties                                  52,514
   Allocation of Management Fees                                    408,000

 Changes in Assets and Liabilities:
  (Increase) Decrease in:
   Noncurrent Assets                                                (35,630)
   Prepaid Interest                    11,850                       (61,290)
   Prepaid Expenses                   (37,500)      562,500         (37,500)
   Due from Parent                     (8,706)                       (8,706)

  Increase (Decrease) in:
   Accounts Payable                 2,965,563      (638,193)      3,003,678
   Payroll and Property Taxes
    Payable                            44,191                       139,652
   Accrued Interest                    74,122                       250,065
   Accrued Expenses                   (21,778)     (461,062)          7,000

 Discontinued Operations:
  Net (Loss)                                                       (389,286)
  Adjustment to Reconcile Net (Loss)
   to Net Cash (used for) Operating
   Activities:
  Gain on Disposal of Assets                                        389,286

  Total Adjustments                 3,173,292      (532,083       4,800,580

NET CASH USED PROVIDED BY
 OPERATING ACTIVITIES - FORWARD     2,249,272      (924,402)       (630,437)


See Notes to Financial Statements

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                            FOR THE PERIOD FROM
                                                             NOVEMBER 9, 1982
                                                            (DATE OF INCEPTION)
                                        NINE MONTHS ENDED         THROUGH
                                           DECEMBER 31,           MARCH 31,
                                        1998        1997            1998

 NET CASH PROVIDED (USED) BY OPERATING
  ACTIVITIES - FORWARDED           $ 2,249,272     (924,402)      (630,437)

INVESTING ACTIVITIES:
 Purchase of Land and Payment
  of Casino Development Costs       (4,193,334)    (346,966)    (9,408,205)
 Disposal (Purchase) of Furniture
  and Fixtures                           5,209                     (52,197)
 Investment in Patents                                             (62,000)
 Deposits and Other                    (35,000)                    (35,630)
 (Increase) Decrease in
  Restricted Cash                                 1,817,213

 NET CASH PROVIDED (USED)
  BY INVESTING ACTIVITIES           (4,223,125)   1,470,247     (9,558,032)

FINANCING ACTIVITIES:
 Payment of Capital Lease Obligation                                (4,233)
 Proceeds from Long-Term Borrowings                              6,000,000
 Advances to/from Related Party      1,731,732      580,164      2,853,610
 Repayments on Borrowings              (14,382)  (1,111,353)    (4,136,140)
 Proceeds from Stock and Warrant
  Issuance                             251,613                   5,472,448
 Capital Contribution                                                2,850

 NET CASH PROVIDED (USED) BY
  FINANCING ACTIVITIES               1,968,958     (531,189)    10,188,535

 Net Increase (Decrease) in Cash        (4,895)      14,655             66

Cash - Beginning of Period               4,961        6,291

 Cash - End of Periods              $       66    $  20,946      $      66


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Interest paid during the nine months ended March 31, 1998 and 1997 was $0 and $3,931 respectively, net of interest capitalized. No income taxes were paid during the nine months ended March 31, 1998 and 1997.

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

[2] Business of Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting of normal recurring items) which are considered necessary for a fair presentation. Operating results for the nine months ended March 31, 1998 and 1997 are not necessarily indicative of the results that may be expected for the year June 30, 1998. It is suggested that these financial statements be read in conjunction with the financial statement and notes for the period ended June 30, 1997, included in the Country World Casinos, Inc. Form 10-KSB.


[3] Earnings Per Share

     Earnings per share are based on 13,488,243 and 6,694,097 shares outstanding for the nine months ended March 31, 1998 and 1997, respectively. Such amounts of shares represent the weighted average number of shares outstanding for the periods. The effect of outstanding warrants and convertible preferred stock were not included in the calculations.

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

     In order to begin the process of timely completing its goals the Company has contracted with Colorado Gaming Development Company, Inc., Semple Brown Roberts, P.C. and PCL Construction Services, Inc., all of Denver, Colorado to design and construct the planned casino and hotel complex. In addition, the Company has signed a management agreement with Signature Hospitality Resources, Inc. of Denver, Colorado to manage its Radisson Black Hawk Hotel, a separate agreement to use the national flag of Radisson on the hotel and a management agreement with Luciani & Associates, LLC. of Atlantic City, New Jersey, to manage the casino operations. All parties will assist the architect in design of their respective operations. The agreement with Luciani & Associates, LLC has expired and they have advised the Company of such in writing in February 1998. The Company is confident that once financing has been secured, it will be able to renegotiate a new agreement.

     The Company is engaged in the design, development and construction of the Radisson Hotel and Country World Casino (the "Hotel Casino") in Black Hawk, Colorado. The planned Hotel Casino will be a seven story complex, featuring five stories of hotel rooms above a two-story, 75,000 square foot casino, and an underground parking garage. Other amenities will include one or more full service restaurants, a buffet, entertainment lounge and retail shops. When completed as planned, the Hotel Casino will be largest hotel and casino complex in Colorado. Construction and opening of the Hotel Casino is dependent upon the Company's ability to successfully raise the required capital. The Company is seeking $79,500,000 of debt or equity financing. There can be no assurance, however, that the Company will be successful in raising such financing or that the proceeds of such financing will be sufficient to complete construction and provide working capital for the opening and operation of the Hotel Casino.

     The casino level of the project, at approximately 75,000 square feet, will be the largest in Colorado and will be capable of accommodating 1,800 slot machines and 32 gaming tables. The Company intends to open the facility with approximately 1,000 slot machines, 20 blackjack tables and 12 poker tables,

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

and may add up to 800 additional slot machines if management determines that the additional gaming devices will produce equal per square foot revenue and will not create excess capacity. The Company expects that slot machines will be the greatest source of its gaming revenues. Slot machines are less labor intensive and require less square footage than table games, while generating higher profit margins.

     Based on the present design, the Country World Casino's atmosphere will feature a country western music theme similar to the rock and roll music theme successfully employed by the Hard Rock Cafe. The Casino decor will include memorabilia from the great country singers, both past and present, with a star walk of their own. The country western music theme has not been established in the Black Hawk/Central City, Colorado gaming market, and therefore will give the Country World Casino its own unique identity. Management believes that as casinos have become more numerous, the gaming industry has begun to recognize that popular themes and amenities such as quality dining and hotel accommodations play an important role in attracting customers to casinos. The theme is intended to appeal to the Hotel Casino's target customer base, which consists primarily of residents of the Denver metropolitan area as well as other Colorado communities located within driving distance of Black Hawk.

     The Radisson Black Hawk Hotel will provide overnight accommodations with 290 standard rooms and 35 suites, making it the first destination resort of its kind in Black Hawk. Complimenting both the casino and hotel will be a three story 865 car underground parking facility featuring both valet and self parking options, and the only covered on-site bus turnaround in Black Hawk for the convenience of day trip customers.

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

     The Hotel Casino complex will be designed and constructed pursuant to a guaranteed maximum price agreement which will be finalized prior to construction. The design and construction team consists of Semple Brown Roberts, P.C., a Denver based architectural firm (the "Architect") and PCL Construction Services, Inc., a multi-billion dollar North American

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

construction firm with U.S. headquarters located in Denver. The Architect is the designer of Fitzgerald's Casino in Black Hawk, while the Contractor's gaming credits include the MGM Grand Hotel Casino and Stratosphere Tower in Las Vegas, Nevada, as well as the Chinook Winds Gaming and Convention Center in Lincoln City, Oregon.

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

     During the nine months ended March 31, 1998, the Company had general and administrative expenses of $818,605, depreciation expense of $4,743, interest expense of $92,267 and legal fees incurred for its bankruptcy proceedings of $23,083. The Company remains in the development stage and has incurred a loss from inception thorough March 31, 1998 of $5,263,866.

      In May 1997, the Company issued a promissory note and second deed of trust on the property to Norlar, Inc. for a maximum of $600,000, or so much thereof as may have been advanced by maker, for general corporate purposes. As of September 1997, the Company owed approximately $600,000 on the Norlar Note. In October 1997, the Company issued a second promissory note and a fourth deed of trust on the property to Norlar, Inc., again for a maximum of $600,000. As of March 31, 1998, the Company owed approximately $555,000 on the Norlar Note. In addition, for each $100,000 Norlar, Inc. has loaned to the Company, it has authorized the issuance of 500,000 warrants to purchase shares of common stock at $0.20 per share. Norlar, Inc. is a closely-held corporation beneficially owned by Larry Berman and his wife. Mr. Berman is Chairman and Chief Executive Officer of the Company. The loans bear interest at 12% per annum and is to be repaid upon the earlier of the sale of the property, the contemplated refinance of the property or the financing of the project.

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

     In September 1997, the Company issued 395,000 shares of common stock to Sommer & Schneider LLP, its securities attorneys, for payment of legal fees and a six month retainer.

     In March 1998, the Company issued 850,000 shares for the same purpose as described above.

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

     The pending lawsuit between the Company and New Allied and TKCC was stayed upon the filing of the Company's bankruptcy petition in October 1995. That stay was lifted when the bankruptcy case was dismissed in March 1997, and the Company is now moving forward with these proceedings. In addition, the Company has filed an appeal of the Bankruptcy Court's ruling. New Allied has crossed appealed. Such appeals are pending.

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

     The Company is a co-defendant in a lawsuit pending in Travis County, Texas District Court, Cause No. 95-04782, 200th Judicial District, entitled James Hamilton, Plaintiff v. Robert Todd Financial Corporation; Defendant. The Plaintiff James Hamilton contends that Defendant Robert Todd Financial Corporation, and its agents and/or employees, made misrepresentations regarding the Company's stock, which allegedly induced Hamilton's purchase of said stock. Hamilton alleges that the Company is liable for the alleged wrongful conduct of said Defendants. The Company has filed a Special Appearance and Answer, objecting to the jurisdiction of the Travis County, Texas District Court, as well as denying all material allegations of Hamilton's Original Petition. No action has been taken in this case since 1996 and exposure to the company is minimal as the claim is for approximately $25,000.00.

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

PART II. OTHER INFORMATION


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     None

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

SIGNATURES


          In accordance with the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    COUNTRY WORLD CASINOS, INC.



                      By:__/s/_William_H._Patrowicz_________________
                               William H. Patrowicz, Secretary & Treasurer



Date: May 14, 1998