Form 10KSB
period 1998-06-30
COUNTRY WORLD CASINOS INC
filed 1998-10-13
CIK 713443

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                              _________________

                                 FORM 10-KSB

(Mark One)

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1998

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________

                         Commission file number 0-22450

                           COUNTRY WORLD CASINOS, INC.
                 (Name of Small Business Issuer in its charter)

          Nevada                                        13-3140389
(State or Other Jurisdiction of           (IRS Employer Identification Number)
Incorporation or Organization)

           200 Monument Road, Suite 10, Bala Cynwyd, Pennsylvania 19004
               (Address of Principal Executive Offices)(Zip Code)

Issuer's Telephone Number, Including Area Code: (610) 617-9990

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

     The aggregate market value of the approximately 5,831,234 shares of the Company's voting stock held by non-affiliates, computed at the average bid and asked prices of such stock in the over-the-counter market, as quoted on the Electronic Bulletin Board on September 30, 1998 was approximately $495,655.

Issuers Involved in Bankruptcy Proceedings During the Past Five Years

     Check whether the issuer has filed all documents and reports to be filed by Section 12, 13 or 5(d) of the Exchange Act of the distribution of securities under a plan confirmed by a court.

                            Yes X         No

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At September 30, 1998, there were outstanding 54,331,687 shares of the issuer's Common Stock, par value $.001.

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

     Since the Company's purchase of the Property in August 1993, the Company's activities have focused on obtaining the necessary financing and making preparations for construction of the casino on the Property. In July 1997, the Company signed a financing agreement with U2 Consulting, LLC., an affiliate of Pacific Genesis, Inc. and Western Equities, Inc., to raise $79.5 million through the issuance of corporate bonds. The parties had 180 days to provide for the financing, were unable to complete same and said agreement with U2 Consulting was terminated in December 1997.

     In January 1998, the Company again began the process of acquiring financing. After much discussion and many contacts with a wide range of financing groups, the Company has entered into three separate agreements to provide the necessary financing. Although the Company is confident in the abilities of these three organizations to provide the necessary capital, there can be no assurance that any funds will be provided immediately or in the future.

     Each of the three agreements, which are strictly confidential until completed, obligates the respective parties to provide at least $80 million for the development and construction of the project. Each agreement provides for distinctly different means of raising the required funds, as well as distinctly different means of repayment and different levels of equity participation.

     Once financed, the Company's ability to operate the casino will be dependent upon substantial other conditions, including the obtaining of licenses and compliance with governmental regulations, grading and construction of the casino, obtaining the necessary permits and approvals from the City of Black Hawk and other regulatory bodies, procuring gaming equipment on satisfactory terms, and accomplishing these objectives in a timely manner.

     In order to begin the process of timely completing its goals, in July 1997, the Company contracted with Colorado Gaming Development Company, Inc., Semple Brown Roberts, P.C. and PCL Construction Services, Inc., all of Denver, Colorado to design and construct the planned casino and hotel complex. In addition, the Company signed a management agreement with Signature Hospitality Resources, Inc. of Denver, Colorado to manage its Radisson Black Hawk Hotel, a separate agreement to use the national flag of Radisson on the hotel and contract with Luciani & Associates, LLC of Atlantic City, New Jersey, to manage the casino operations. All parties assisted the architect in design of their respective operations. The Agreement with Luciani & Associates, LLC has expired and they advised the Company of such in writing in February 1998.
Once financing has been secured, the Company will attempt to negotiate a new agreement, either with Luciani & Associates or others yet to be determined.

     The Company is engaged in the design, development and construction of the Hotel and Casino (the "Hotel Casino") in Black Hawk, Colorado. The revised plan for the Hotel Casino will be an eight level complex, featuring three stories of hotel rooms above a two-story, 75,000 square foot casino, and a three story parking garage. Other amenities will include one or more full service restaurants, a buffet, entertainment lounge and retail shops. When completed as planned, the Hotel Casino will be largest hotel and casino complex in Colorado. Construction and opening of the Hotel Casino is dependent upon the Company's ability to successfully raise the required capital discussed above.

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

     The Country World Casino's atmosphere will feature a country western music theme similar to the rock and roll music theme successfully employed by the Hard Rock Cafe. The Casino decor is planned to include memorabilia from the great country singers, both past and present. The country western theme has not been established in the Black Hawk/Central City, Colorado gaming market, and therefore will give the Country World Casino its own unique identity. Management believes that as casinos have become more numerous, the gaming industry has begun to recognize that popular themes and amenities such as quality dining and hotel accommodations play an important role in attracting customers to casinos. The theme is intended to appeal to the Hotel Casino's target customer base, which consists primarily of residents of the Denver metropolitan area as well as other Colorado communities located within driving distance of Black Hawk.

     The Hotel and Casino will provide overnight accommodations with 200 +/- rooms and suites, making it one of the first destination resort of its kind in Black Hawk. Complimenting both the casino and hotel will be a three story underground parking facility for approximately 1,000 cars featuring both valet and self parking options, and the only covered on-site bus turnaround currently available in Black Hawk for the convenience of day trip customers.

     Black Hawk is a picturesque mountain town approximately 40 miles west of Denver. In the past year, Black Hawk hosted approximately 3 million visitors and generated almost 60% of the state's gaming revenues. The 536,000 square foot Hotel Casino facility on the northern most end of the Black Hawk gaming district will be in a most highly visible location as it is in a direct line of site to all visitors approaching Black Hawk's Gregory Street intersection on State Highway 119. The eight story structure will tower high above all existing facilities. The Black Hawk and nearby Central City casino market includes many small, privately held gaming facilities that the Company believes offer limited amenities and are characterized by a shortage of convenient on-site parking. There are a few large facilities currently operating with varying levels of services and amenities, as well as new facilities planned. The Country World Casino's country western music theme, country hospitality, ample parking, modern hotel accommodations and a full line of amenities, will set it apart from, and should give it a competitive advantage over, the other casinos in the Black Hawk/Central City market.

     The Hotel Casino complex will be designed and constructed pursuant to a guaranteed maximum price agreement which is to be finalized prior to construction. The design and construction team consists of Semple Brown Roberts, P.C., a Denver based architectural firm (the "Architect") and PCL Construction Services, Inc., a multi-million dollar North American construction firm with U.S. headquarters located in Denver. The Architect is the designer of Fitzgerald's Casino in Black Hawk, while the Contractor's gaming credits include the MGM Grand Hotel Casino and Stratosphere Tower in Las Vegas, Nevada, as well as the Chinook Winds Gaming and Convention Center in Lincoln City, Oregon.

     Gaming operations at the Country World Casino were to be under the management of Luciani & Associates of Atlantic City, New Jersey, who are leaders in casino design and management services. At this time, the agreement has expired, however once financing has been secured, the Company will attempt to negociate a new agreement or seek another management company.

     Hotel operations will be under the management of Signature Hospitality Resources, Inc. of Denver, Colorado (the "Hotel Manager'), which provides a full range of hotel and resort support services including operations, sales, marketing, food, beverage, human resources, MIS and technical services. The Hotel Manager's current portfolio of facilities under management includes 16 hotel and resort properties, comprising 4,398 rooms, in eight states and the Caribbean. Signature's executive team represents over 120 years of combined hospitality related experience, spanning 200 properties in 34 states and three countries.

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

     The Company's President, Roger Leclerc currently holds a key employee license which entitles him to operate a casino in the State of Colorado. The Company, its Chairman and Chief Executive Officer, Larry Berman, and its Secretary/Treasurer, William Patrowicz will apply for their respective licenses at the conclusion of financing to coincide with the start of construction.

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

Gaming Taxes

     The Colorado Constitution permits a gaming tax of up to 20% on adjusted gross gaming proceeds. The Colorado Gaming Commission has set a gaming tax rate of 2% on adjusted gross gaming proceeds of up to and including $2 million, 4% from $2 million to $4 million, 14% from $4 million to $5 million, 18% from $5 million to $10 million, and 20% above $10 million for the period ended June 30, 1998. The Colorado Gaming Commission also has imposed an annual device fee of $75 per gaming device. The Colorado Gaming Commission may revise the gaming tax rate and device fee from time to time. Black Hawk has imposed an annual device fee of $700 per gaming device and may revise the same from time to time.

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

Competition

     Most of the 32 casinos in the Black Hawk/Central City market are small facilities that provide limited or no parking and do not provide hotel accommodations. Presently, the largest hotel in the Black Hawk/Central City market is the 118 room Harvey's Wagon Wheel located in Central City, which has on-site parking for 195 cars. In contrast, the Company's Hotel Casino will have 200+/- hotel rooms and suites and will have a parking garage that can accommodate approximately 1,000 cars. Several of the larger casinos are planning to expand their facilities to provide additional casino space, hotel rooms and parking, and several new casinos are either planned, under construction, or recently opened, including the Black Hawk/Jacobs Casino which will include 1,000 gaming devices and parking for 280 cars with provision for a 50 room hotel. Now under construction, the Isle of Capri, will purportedly have more than 1,100 slot machines, 24 card tables (for blackjack and poker) and a parking garage for 1,000 cars. The Isle of Capri Casino will not initially provide any hotel accommodations, although it purportedly will be designed to permit the construction of a hotel on top of the casino. Riviera Holdings Corporation has recently broke ground to construct a large casino with 1,000 slot machines and parking for 500 cars.

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

The Black Hawk Gaming Market

     Black Hawk, Colorado is a picturesque mountain town approximately 40 miles west of Denver and approximately one mile from Central City. The Black Hawk/Central City casino industry draws its customers primarily from the Denver metropolitan area. The Company's Hotel Casino will target middle to upper income customers who seek a quality gaming experience, convenient parking and overnight accommodations. Statistics released by the Denver Regional Council of Governments ("DRCOG") in September 1992 indicate that the eight county Denver metropolitan area had a population of nearly 2,000,000 people at January 1, 1992. The DRCOG estimates that the population of the region will grow by more than 300,000 during the ten year period ending in the year 2000 and will exceed 2,700,000 by the year 2020.

     According to information provided by the Colorado Department of Revenue Division of Gaming, based upon unaudited information reported by the owners of gaming establishments, during the 12 months ended June 30, 1996, the Black Hawk/Central City casinos generated more than $300,000,000 of gaming revenues. Gaming revenues in the Black Hawk/Central City market were derived from slot machines, black jack and poker in the following amounts: slot machines -- $278,901,209; blackjack -- $13,089,446; and poker -- $8,866,760.
Food and beverage sales (including complimentary sales) for the 12 months exceeded $25,000,000.

     Gaming revenues in the Black Hawk/Central City market have grown steadily since gaming began in 1991. The following table shows the growth in Black Hawk/Central City gaming revenues for the last six full 12 month periods ended September 30, 1997, as reported by the Colorado Department of Revenue Division of Gaming. The Company believes that growth in gaming revenues will continue to increase in the Black Hawk area sufficient in number to support the Company's Hotel Casino, as well as new casinos and hotels planned by other operators. Management also believes that the Company's planned theme, parking, hotel accommodations, entertainment and other amenities will draw additional customers.

                       Twelve Months Ended September 30,
                                (In Millions)

     1992        1993         1994          1995         1996          1997
     $110       $177.9       $229.5        $280.6       $288.8        $319.6

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

     The pending lawsuit between the Company and New Allied and TKCC was stayed upon the filing of the Company's bankruptcy petition in October 1995. That stay was lifted when the bankruptcy case was dismissed in March 1997, and the Company moved forward with these proceedings. The Company has filed for Summary Judgment in this matter and hearings were held September 1998. The Company awaits the court's decision. In addition, the Company filed an appeal of the Bankruptcy Court's ruling. New Allied cross appealed. Such appeals were denied by the United States District Court in August 1998 and the appeals matters are continuing as the Company has appealed this matter to a higher court unopposed.

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

PART II

ITEM 5.MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded in the over-the-counter market and is quoted and is listed on the Electronic Bulletin Board under the symbol, "CWRC". The market for the Company's Common Stock must be characterized as a limited market due to the relatively low trading volume. Set forth in the following table are high and low bid quotations for the Company's common stock for the fiscal years ended June 30, 1997 and 1998. The quotations represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions.

Quarter Ended                   High      Low
September 30, 1996               .41      .12
December 31, 1996                .38      .19
March 31, 1997                   .38      .15
June 30, 1997                    .40      .20
September 30, 1997               .15      .13
December 31, 1997                .34      .25
March 31, 1998                   .24      .11
June 30, 1998                    .19      .10

     At June 30, 1998, there were approximately 1,090 record holders of the Company's Common Stock.

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

     Since the Company's purchase of the Black Hawk Property in August 1993, the Company's activities have focused on obtaining the necessary financing and making preparations for construction of the casino on the Property. In July 1997, the Company signed a financing agreement with U2 Consulting, LLC., an affiliate of Pacific Genesis, Inc. and Western Equities, Inc., to raise $79.5 million through the issuance of corporate bonds. The parties had 180 days to provide for the financing, were unable to complete same and said agreement with U2 Consulting was terminated in December 1997.

     In January 1998, the Company again began the process of acquiring financing. After much discussion and many contacts with a wide range of financing groups, the Company has entered into three separate agreements to provide the necessary financing. Although the Company is confident in the abilities of these three organizations to provide the necessary capital, there can be no assurance that any funds will be provided immediately or in the future.

     Each of the three agreements, which are strictly confidential until completed, obligates the respective parties to provide at least $80 million for the development and construction of the project. Each agreement provides for distinctly different means of raising the required funds, as well as distinctly different means of repayment and different levels of equity participation.

     Once financed, the Company's ability to operate the casino will be dependent upon substantial other conditions, including the obtaining of licenses and compliance with governmental regulations, grading and construction of the casino, obtaining the necessary permits and approvals from the City of Black Hawk and other regulatory bodies, procuring gaming equipment on satisfactory terms, and accomplishing these objectives in a timely manner.

     In order to begin the process of timely completing its goals, in July 1997 the Company contracted with Colorado Gaming Development Company, Inc., Semple Brown Roberts, P.C. and PCL Construction Services, Inc., all of Denver, Colorado to design and construct the planned casino and hotel complex. In addition, the Company signed a management agreement with Signature Hospitality

Resources, Inc. of Denver, Colorado to manage its Radisson Black Hawk Hotel, a separate agreement to use the national flag of Radisson on the hotel and a contract with Luciani & Associates, LLC of Atlantic City, New Jersey, to manage the casino operations. All parties assisted the architect in design of their respective operations. The Agreement with Luciani & Associates, LLC has expired and they advised the Company of such in writing in February 1998.
Once financing has been secured, the Company will attempt to negotiate a new agreement, either with Luciani & Associates or others yet be determined.

     The Company is engaged in the design, development and construction of the Radisson Hotel and Country World Casino (the "Hotel Casino") in Black Hawk, Colorado. The revised plan for the Hotel Casino will be an eight level complex, featuring three stories of hotel rooms above a two-story, 75,000 square foot casino, and a three story parking garage. Other amenities will include one or more full service restaurants, a buffet, entertainment lounge and retail shops. When completed as planned, the Hotel Casino will be largest hotel and casino complex in Colorado. Construction and opening of the Hotel Casino is dependent upon the Company's ability to successfully raise the required capital discussed above.

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

     The Country World Casino's atmosphere will feature a country western music theme similar to the rock and roll music theme successfully employed by the Hard Rock Cafe. The Casino decor is planned to include memorabilia from the great country singers, both past and present. The country western theme has not been established in the Black Hawk/Central City, Colorado gaming market, and therefore will give the Country World Casino its own unique identity. Management believes that as casinos have become more numerous, the gaming industry has begun to recognize that popular themes and amenities such as quality dining and hotel accommodations play an important role in attracting customers to casinos. The theme is intended to appeal to the Hotel Casino's target customer base, which consists primarily of residents of the Denver metropolitan area as well as other Colorado communities located within driving distance of Black Hawk.

     The Hotel will provide overnight accommodations with 200 +/- rooms and suites, making it one of the first destination resort of its kind in Black Hawk. Complimenting both the casino and hotel will be a three story underground parking facility for approximately 1,000 cars featuring both valet and self parking options, and the only covered on-site bus turnaround currently available in Black Hawk for the convenience of day trip customers.

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

     In connection with this financing, the Company issued a Promissory Note effective May 20, 1996 payable at the rate of 15% per annum until May 19, 1997 (the "First Year Interest Obligation") and at a rate of 24% per annum thereafter. Payments of principal and interest are payable as follows: (a) the First Year Interest Obligation was prepaid at closing; (b) commencing on May 19, 1997 and for each month thereafter, the Company is to make interest only payments, in advance, in the amount of 2% of the then existing principal balance due under the Note; and (c) the entire outstanding principal balance, together with all accrued and unpaid interest, if not previously paid, shall be finally due and payable on May 19, 1999. The holder of the Note may accelerate the due date for the entire balance of principal, interest and other sums due upon maturity in the event of default under the Note. The default rate of interest is 24% during the first loan year and 36% thereafter. The Note is secured by a first deed of trust on the Property.

      In May 1997, the Company issued a promissory note and second deed of trust on the property to Norlar, Inc. for a maximum of $600,000 (First Norlar
Note), or so much thereof as may have been advanced by maker, for payments due on the Kennedy loan and for general corporate purposes. As of June 1998, the Company owed $600,000 on the First Norlar Note. In October 1997, the Company issued a second promissory note (Second Norlar Note) and a fourth deed of trust on the property to Norlar, Inc., again for a maximum of $600,000. As of

June 1998, the Company owed $600,000 on the Second Norlar Note. In April 1998, the Company issued a third promissory note (Third Norlar Note) and fifth deed of trust on the property to Norlar, Inc. again for a maximum of $600,000. As of August 1998, the Company owed $600,000 on the Third Norlar Note. In August 1998, the Company issued a fourth promissory note (Fourth Norlar Note) and sixth deed of trust on the property to Norlar, Inc. again for $600,000. As of September 1998, the Company owed $177,773 on the Fourth Norlar note. In addition, for each $100,000 Norlar, Inc. has loaned to the Company, it has authorized the issuance of 500,000 warrants to purchase shares of common stock at $0.20 per share. Norlar, Inc. is a closely-held corporation beneficially owned by Larry Berman and his wife. Mr. Berman is Chairman and Chief Executive Officer of the Company. The loans bear interest at 12% per annum and is to be repaid upon the earlier of the sale of the property, refinance of the property or the financing of the project.

     In September and October of 1997, PCL Construction Services, Inc. advanced the Company $998,000 to begin the development and design process in advance of funding. As of June 1998, the Company owes PCL Construction approximately $1,075,000, including interest.

     In September 1997, the Company issued 395,000 shares of common stock to Sommer & Schneider LLP, its securities attorneys, for payment of legal fees and a six month retainer.

     In March 1998, the Company issued 850,000 shares for the same purpose as described above.
Results of Operations

     The Company has had no revenues from operations. The Company continues to incur losses of approximately $100,000 per month to service the debt to Kennedy Funding, Inc. and other ongoing obligations such as rent and utilities for the Company's corporate office. This estimated loss of $1,200,000 in the fiscal year ended June 30, 1998 compares to a loss of operations of $1,080,391 for the year ended June 30, 1997. The ability of the Company to achieve revenues in the future will be dependent upon realization of its plans to develop a gaming and hotel complex on the property.

ITEM 7.  FINANCIAL STATEMENTS

     The Company was not able to obtain audited financial statements at this time as it is indebted to its independent auditors who have advised the Company that they would not be able to furnish the Company an independent report until such indebtedness was paid.

     The Company is seeking to obtain interim financing so as to bring this indebtedness current so audited financials can be provided. Once provided, the Company will file an amended 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

     The following is brief biographical information concerning the Company's officers, directors and significant employees:

     Larry S. Berman, age 62, has served as Chief Executive Officer of the Company since June 1995. Mr. Berman served as Chairman of the Board of Directors and Secretary of Holly Holdings, Inc. from June 1992 until December 1997. Since 1982, Mr. Berman has been Vice President of Coastal Leasing and Investment, Inc. where he is responsible for restructuring and otherwise assisting companies to raise debt and equity funds.

     Roger D. Leclerc, age 48, has served as President of the Company since December 1994. Prior thereto Mr. Leclerc served as the Company's project manager for its proposed facility since May 1994. Prior to his involvement with the Country World Casino project, Mr. Leclerc was the General Manager for the Bull Durham Casino in Black Hawk. Immediately prior thereto, he served as a General Manager of the Miner's Pick Casino in Central City. From March 1990 to June 1992, he was the General Manager of A&L Enterprises Inc. in Deadwood, South Dakota, which operated Ms. Kitty's Wilderness Edge Casino and Days Inn Hotel and Casino.

     William H. Patrowicz, age 50, has served as Secretary, Treasurer or the Company since April 1995 and was formerly President of Holly Holdings, Inc. from June 1992 to March 1998. From 1982 to December 1991, Mr. Patrowicz was employed by Gunnebo Fastening Corp., as Senior Vice President of Operations.

     Section 16(a) of the Exchange Act requires the Company's officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership to the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required by the regulations of the

Commission to furnish the Company with copies of all Section 16(a) reports received by it, the Company believes that all filing requirements applicable to its current officers and directors were complied with for the fiscal year ended June 30, 1998. The Company is unaware of the compliance of its 10% shareholders and its former officers and directors.

ITEM 10.EXECUTIVE COMPENSATION

     The following table sets forth all cash compensation paid by the Company to each Executive Officer whose total annual salary and bonus exceeded $100,000, including all cash compensation paid the Company's Chief Executive Officer.

Name and Principal          Fiscal       Salary       Other         Annual
Position                    Year           $          Bonus      Compensation

None

     The Company has no stock option, defined benefit or restricted stock award plans.

     The Company estimates that Mr. Berman and Mr. Patrowicz spend substantially all of their time in management activities relating to the Company. Neither party, although holding employment contracts, has received any payment for current or previously rendered services to date.
Consideration for remuneration will be addressed after completion of the Company's financing activities.

ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the persons known to the Company to own beneficially more than 5% of the outstanding share of common stock on June 30, 1998 and information as of June 30, 1998 with respect to the ownership of common stock by each director of the Company and by all officers and directors as a group.

Name of                      Shares Beneficially
Beneficial Owner                   Owned                   Percent

Western Equities, Inc.          16,000,000                  29.4%

Holly Holdings, Inc.             8,850,453                  16.3%

Larry S. Berman                 19,380,000                  35.7%

Roger D. Leclerc                         0                     0%

William H. Patrowicz             4,620,000                   8.5%

All Officers and Directors      24,000,000                  44.2%
as a Group (3 Persons)

ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The sole holder of the Company's Series A Convertible Preferred stock, New Allied, acquired its shareholdings in connection with a sale to the Company in August 1993, of the Property upon which the Company proposes to construct its casino and hotel complex. New Allied also received cash and a promissory note (secured by a deed of trust on the Property) in connection with this transaction. In June 1994, the Company completed the acquisition of an additional 375,000 square feet of vacant land located in close proximity to the land which is the site for the proposed casino and hotel complex. The Company paid $200,000 to New Allied, delivered a promissory note in the amount of $725,000 and issued 250,000 shares of its common stock. In April 1997, the Company elected and New Allied has accepted a return of the property for the balance due on the note as it is of no value to the Company within its current plans. In July 1998, such transaction was completed.

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

     Holly had continually provided advances to the Company throughout the bankruptcy proceedings. Prior to the conversion of debt to equity by Holly and assumption of certain parties' debt by the Company, the Company was indebted to Holly in the amount of approximately $1,449,588. In May 1997, the Company eliminated $1,000,000 of its debt to its shareholder, Holly Holdings, Inc. in an exchange of debt with two directors of the Company and a non-affiliate of the Company. As of June 1998, the Company is no longer indebted to Holly.

     In April 1997, the Company filed with the State of Nevada, under Section 78.1055, a Designation of Rights Privileges and Preferences for 5,000,000 shares of Class B preferred stock. In May 1997, the Company issued 4,000,000 shares to two directors and a non-affiliate of the Company in exchange for $1,000,000 in debt to the parties. The terms of the class B preferred stock rank it junior to all classes of the Company's stock now issued and on parity with any class of capital stock hereafter created. The Class B preferred stock shall be voted with the common stock as a single class and shall not be entitled to vote as a separate class nor shall the Class B preferred be entitle to receive dividends of any kind. Each share of Class B preferred stock can be converted into common stock of the corporation one year after the date of issuance at the rate for 10 for 1 and the holders are entitled to vote the underlying shares as if converted. In May 1998, all such shares were converted to common stock.

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

      In May 1997, the Company issued a promissory note and second deed of trust on the property to Norlar, Inc. for a maximum of $600,000 (First Norlar
Note), or so much thereof as may have been advanced by maker, for payments due on the Kennedy loan and for general corporate purposes. As of June 1998, the Company owed $600,000 on the First Norlar Note. In October 1997, the Company issued a second promissory note (Second Norlar Note) and a fourth deed of trust on the property to Norlar, Inc., again for a maximum of $600,000. As of June 1998, the Company owed $600,000 on the Second Norlar Note. In April 1998, the Company issued a third promissory note (Third Norlar Note) and fifth deed of trust on the property to Norlar, Inc. again for a maximum of $600,000. As of August 1998, the Company owed $600,000 on the Third Norlar Note. In August 1998, the Company issued a fourth promissory note (Fourth Norlar Note) and sixth deed of trust on the property to Norlar, Inc. again for $600,000. As of September 1998, the Company owed $177,773 on the Fourth Norlar note. In addition, for each $100,000 Norlar, Inc. has loaned to the Company, it has authorized the issuance of 500,000 warrants to purchase shares of common stock at $0.20 per share. Norlar, Inc. is a closely-held corporation beneficially owned by Larry Berman and his wife. Mr. Berman is Chairman and Chief Executive Officer of the Company. The loans bear interest at 12% per annum and is to be repaid upon the earlier of the sale of the property, refinance of the property or the financing of the project.

     In September and October of 1997, PCL Construction Services, Inc. advanced the Company $998,000 to begin the development and design process in advance of funding. As of June 1998, the Company owes PCL Construction approximately $1,075,000, including interest.

     In July 1997, the Company issued 1,000,000 shares of its common stock to Eastern Equities Consultants, Ltd. as full and final compensation for the placement of the casino and hotel financing.

     In September 1997, the Company issued 395,500 shares of its Common Stock to Sommer & Schneider LLP, its securities attorneys, for payment of legal fees and a six month retainer.

     In March 1998, the Company issued 850,000 shares of its Common Stock to Sommer & Schneider LLP, its securities attorneys, for payment of legal fees and a six month retainer.


ITEM 13.EXHIBITS AND REPORTS ON FORM 8-K

     None

SIGNATURES

     In accordance with the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              COUNTRY WORLD CASINOS, INC.


Dated:  October 13, 1998      By: /s/ Roger D. Leclerc
                                  Roger D. Leclerc, President

     In accordance with the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and int he capacities and on the dates indicated.


Dated:  October 13, 1998                /s/ Larry S. Berman
                                        Larry S. Berman, Chairman & CEO

Dated:  October 13, 1998                /s/ Roger D. Leclerc
                                        Roger D. Leclerc, President and
                                        Director

Dated:  October 13, 1998                /s/ William H. Patrowicz
                                        William H. Patrowicz, Secretary,
                                        Treasurer and Director