Form 10QSB
period 1998-09-30
COUNTRY WORLD CASINOS INC
filed 1998-11-13
CIK 713443

Form 10-QSB


                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

               Commission file number 0-22450

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

           For the transition period from____________to_____________

           For quarter ended_____________  Commission File Number____________


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

Indicate the number of shares outstanding of each of the issuer's class of common stock. The Registrant had 54,331,687 shares of its common stock outstanding as of September 30, 1998.

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX


Part I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

          Balance Sheet as of September, 1998 (Unaudited)                1

          Statements of Operations for the nine months ended
            September 30, 1998 and 1997 and for the period from
            November 9, 1982 (Date of Inception) through September
            30, 1998 (Unaudited)                                         1

          Statements of Stockholders' Equity (Unaudited)                 1

          Statements of Cash Flows for the nine months ended
            September 30, 1998 and 1997 and For the period from
            November 9, 1982 (Date of Inception) through September
            30, 1998 (Unaudited)                                         1

          Notes to Financial Statements (Unaudited)                      1

Item 2.   Management's Discussion and Analysis or Plan of Operation    2 - 5

Part II:  OTHER INFORMATION

Item 1.   Legal Proceedings                                              6

Item 3.   Defaults upon Senior Securities                                6

Item 6.   Exhibits and Reports on Form 8-K                               6


Signature Page                                                           7

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)


ITEM 1.  FINANCIAL STATEMENTS

     The Company was not able to obtain audited financial statements at this time as it is indebted to its independent auditors who have advised the Company that they would not be able to furnish the Company an independent report until such indebtedness was paid.

     The Company is seeking to obtain interim financing so as to bring this indebtedness current so audited financials can be provided. Once provided, the Company will file an amended 10-KSB for the period ended June 30, 1998 and an amended 10-QSB for the period ended September 30, 1998.

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

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

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

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

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

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

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

In May 1998, The Company issued 100,000 shares of Series B preferred stock to Gold Coast Consortium in exchange for $25,000 and services provided.

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

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company was the plaintiff and a counterclaim defendant in a lawsuit pending in Denver, Colorado District Court, Case No. 95CV2310, entitled Country World Casinos, Inc., a Nevada corporation, Plaintiff, v. Tommyknocker Casino Corp., a Colorado corporation and New Allied Development Corporation, a Colorado corporation, Defendants, v. Country World Casinos, Inc., a Nevada Corporation, Holly Products, Inc., a New Jersey corporation, Ronald G. Nathan, Sal Lauria, Roger D. Leclerc, William H. Patrowicz and David Singer, counterclaim Defendants. This lawsuit was commenced by the Company on May 26, 1995.

     The pending lawsuit between the Company and New Allied and TKCC was stayed upon the filing of the Company's bankruptcy petition in October 1995. That stay was lifted when the bankruptcy case was dismissed in March 1997, and the Company moved forward with these proceedings. The Company had filed for Summary Judgment in this matter and hearings were held September and October 1998. Such summary judgment was granted in favor of the Company in October 1998. In addition, the Company filed an appeal of the Bankruptcy Court's ruling. New Allied cross appealed. Such appeals were denied by the United States District Court in August 1998 and the appeals matters are continuing as the Company has appealed this matter to a higher court unopposed.

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



Date: November 13, 1998