Form 10QSB/A
period 1998-09-30
COUNTRY WORLD CASINOS INC
filed 1999-01-07
CIK 713443

Form 10-QSB/A-1


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


Part I:   FINANCIAL INFORMATION

Item 1.   Financial Statements

       Balance Sheet as of September, 1998 (Unaudited) . . . . . . . 1

       Statements of Operations for the three months ended
         September 30, 1998 and 1997 and for the period from
         November 9, 1982 (Date of Inception) through
         September 30, 1998 (Unaudited). . . . . . . . . . . . . . . 3

       Statements of Stockholders' Equity (Unaudited). . . . . . . . 4

       Statements of Cash Flows for the three months ended
         September 30, 1998 and 1997 and For the period from
         November 9, 1982 (Date of Inception) through
         September 30, 1998 (Unaudited). . . . . . . . . . . . . . . 8

Item 2.   Management's Discussion and Analysis or Plan of Operation 10

Part II:  OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .  13

Item 3.   Defaults upon Senior Securities. . . . . . . . . . . . .  13

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .  13


Signature Page . . . . . . . . . . . . . . . . . . . . . . . . . .  14

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET AS OF SEPTEMBER 30, 1998 (UNAUDITED)


ASSETS:
CURRENT ASSETS:
 Cash                                              $       208
 Prepaid Interest                                       61,290
 Due From Parent                                        13,233
 Due From Officers                                      93,000

 TOTAL CURRENT ASSETS                                  167,731


PROPERTY AND EQUIPMENT:
 Land                                                7,475,475
 Casino Under Development                           10,274,531
 Furniture and Fixtures                                 38,888

 Total                                              17,788,894
 Less Accumulated Depreciation                          24,755

 Total Property and Equipment                       17,764,139


OTHER ASSETS
 Deposits                                               15,630

 TOTAL ASSETS                                     $ 17,967,500


See Notes to Financial Statements

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET AS OF SEPTEMBER 30, 1998 (UNAUDITED)


LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
 Accounts Payable                            $       3,524,725
 Payroll and Property Taxes Payable                    169,252
 Accrued Expenses                                       56,170
 Note Payable - Stockholder                            725,000
 Accrued Interest                                      336,435
 Notes Payable                                       2,814,550
 Other Current Liabilities                              13,756

 TOTAL CURRENT LIABILITIES                           7,639,888

LONG-TERM LIABILITIES:

   TOTAL LONG-TERM LIABILITIES                       5,000,000

STOCKHOLDERS' EQUITY:
 Convertible Preferred Stock.  Series A. $.001
  Par Value 2,250,000 Shares Authorized,
  2,250,000 Shares Issued and Outstanding
  (Liquidation Preference $7,492,500)                    2,250

 Common Stock, $.001 Par Value, 75,000,000
  Shares Authorized, 54,331,687 Issued and
  Outstanding                                           54,332

 Convertible Preferred Stock, Class B, $.25
  Par Value, 5,000,000 Shares Authorized,
  100,000 Shares Issued and Outstanding                 25,000

 Additional Paid-in Capital                         11,176,473

 Deficit Accumulated During the Development Stage   (5,930,443)

 TOTAL STOCKHOLDERS' EQUITY                          5,327,612

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  17,967,500

See Notes to Financial Statements

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)


                                                          FOR THE PERIOD FROM
                                                             NOVEMBER 9, 1982
                                                           (DATE OF INCEPTION)
                                         THREE MONTHS ENDED        THROUGH
                                           SEPTEMBER 30,        SEPTEMBER 30,
                                          1998       1997           1998

COSTS AND EXPENSES:
 Research and Development Costs        $     --  $        --    $  122,000
 Professional Fees - Due to Bankruptcy       --           --       514,756
 Management Fee - Related Party              --           --       416,321
 General and Administrative Expenses    301,665      273,538     4,620,967
 Depreciation                             1,400        1,581        51,819

 TOTALS                                 303,065      275,119     5,725,863

OTHER INCOME (EXPENSE):
 Interest Income                             --           11       109,490
 Interest Expense                       (48,853)     (33,600)     (252,082)
 Rental Income                                        45,126
 Loss on Non-Marketable Securities           --           --       (85,000)
 Write off Loan Receivable                   --           --       (90,000)
 Forfeited Deposit                           --           --      (100,000)
 Other Income                                --           --           735

 TOTALS                                 (48,853)     (56,672)     (271,731)

 (Loss) from Continuing Operations
  Before Discontinued Operations
  and Extraordinary Item               (351,918)    (331,791)    5,997,594

DISCONTINUED OPERATIONS:
 Gain on Disposal of Subsidiaries            --           --       389,286
 (Loss from Discontinued Operations          --           --      (389,286)

 Total Discontinued Operations               --           --            --

 (LOSS)  BEFORE EXTRAORDINARY ITEM     (351,918)    (331,791)   (5,997,594)

EXTRAORDINARY ITEM:
 Extraordinary Gain on Forgiveness
  of Debt                                    --           --            --

 NET (LOSS)                           $(351,918)  $( 331,791)  $(5,997,594)

PER SHARE DATA:
 Net (Loss) Per Common Share          $ (.01)         $ (.03)


WEIGHTED AVERAGE NUMBER OF SHARES     54,331,687      13,128,932


See Notes to Financial Statements

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                         Deficit
                                                                                                         Accumulated   Total
                               Preferred Stock                      Common Stock             Additional  During the    Stock-
                         Series A           Series B                          Subscribed      Paid-In    Development   holders'
                      Shares  Amount    Shares  Amount    Shares  Amount    Shares  Amount    Capital      Stage       Equity
,
November 9, 1982 (Date
 of Inception)            --   $  --        --   $  --        --   $  --        --   $  --   $      --    $      --     $    --

Issuance of Shares for
 Cash ($.51 Per Share)    --      --        --      --     2,971      15        --      --       1,510           --       1,525

Issuance of Common
 Stock to the Public
 ($12.50 Per Share        --      --        --      --     1,474       8        --      --     644,992           --     645,000

Deferred Offering Costs   --      --        --      --        --      --        --      --    (115,690)          --    (115,690)

Cancellation of Common
 Stock                    --      --        --      --      (800)     (4)       --      --           4           --          --

Issuance of Shares for
  Services ($.18 Per
 Share)                   --      --        --      --    85,714     429        --      --      14,571           --      15,000

Issuance of Common Stock
 at a Discount ($.02 Per
 Share)                   --      --        --      -- 1,339,212   6,696        --      --      13,304           --      20,000

Capital Contribution      --      --        --      --        --      --        --      --       2,850           --       2,850

Net Loss for the Period
 From November 9, 1982
 (Date of Inception)
 Through June 30, 1992    --      --        --      --        --      --        --      --          --     (221,169)   (221,169)

 Balance - June 30, 1992  --      --        --      -- 1,428,571   7,144        --      --     561,541     (221,169)    347,516
Issuance of Common Stock
 at a Discount for
 Services ($.02 Per
 Share, May 1993          --      --        --      --   714,287   3,571        --      --       8,929           --      12,500

Net Loss for Year Ended
 June 30, 1993            --      --        --      --        --      --        --      --          --     (373,401)   (373,401)

 Balance - June 30,
  1993 - Forward          --   $  --        --   $  -- 2,142,858 $10,715        --   $  --    $570,470    $(594,570)   $(13,385)


See Notes to Financial Statements

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                         Deficit
                                                                                                         Accumulated   Total
                               Preferred Stock                      Common Stock             Additional  During the    Stock-
                         Series A           Series B                          Subscribed      Paid-In    Development   holders'
                      Shares  Amount    Shares  Amount    Shares  Amount    Shares  Amount    Capital      Stage       Equity

 Balance - June 30,
  1993 - Forward          --   $  --       --    $  -- 2,142,858 $10,715        --   $  --    $570,470    $(594,570)   $(13,385)

Change in Par Value
 from $.005 to $.001      --      --       --       --        --  (8,572)       --      --       8,572           --          --

Issuance of Shares for
 Cash September 1993
 ($1.00 Per Share)        --      --       --       --   600,000     600        --      --     599,400           --     600,000

Issuance of Shares for
 Cash September 1993
 ($1.00 per Share         --      --       --       -- 1,500,000   1,500        --      --   1,498,500           --   1,500,000

Issuance of Convertible
 Preferred Stock for
 Acquisition of Land
 Valued at $1.00 Per
 Share Issued July
 1993              2,250,000   2,250       --       --        --      --        --      --   2,247,750           --   2,250,000

Issuance of Stock to
 Related Party for
 Cash and Services
 Pursuit to Exercise
 of Options ($1.00
 Per Share)               --      --       --       --   250,000     250        --      --     249,750           --     250,000

Purchase and Cancellation
 of Treasury Stock ($1.00
 Per Share                --      --       --       --  (125,000)   (125)       --      --    (124,875)          --    (125,000)

Issuance of Stock for
 Cash (140,000 Shares
 and 60,662 Shares
 Issued December 1993
 and January 1994,
 Respectively) at
 $2.50 Per Share          --      --       --       --   200,000     200        --      --     499,800           --     500,000

Balance of Common Stock
 for Acquisition of
 Land Valued at $1.00
 Per Share Issued June
 1994                     --      --       --       --   250,000     250        --      --     249,750           --     250,000

Issuance of Common Stock
 for Cash and Services
 Pursuant to Exercise of
 Options (75,000 Shares
 and 20,000 Shares Issued
 April and June 1994
 Respectively at $2.50
 Per Share)               --      --       --       --    95,000      95        --      --     237,405           --     237,500

Issuance of Common Stock
 for Services Rendered
 Valued at $2.50 Per
 Share Issued April 1994  --      --       --       --   200,000     200        --      --     499,800           --     500,000

Subscription of Common
 Stock Pursuant to
 Private Placement
 Offering ($3.00 Per
 Share)                   --      --       --       --        --      --   262,667     263     787,737           --      788,000

Net Loss for Year Ended
 June 30, 1994            --      --       --       --        --      --        --      --          --   (1,490,785)  (1,490,785)

Balance - June 30,
 1994 - Forward    2,250,000  $2,250       --     $ -- 5,113,520  $5,113   262,667    $263  $7,324,059  $(2,085,355)  $5,246,330

See Notes to Financial Statements

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                         Deficit
                                                                                                         Accumulated   Total
                               Preferred Stock                      Common Stock             Additional  During the    Stock-
                         Series A           Series B                          Subscribed      Paid-In    Development   holders'
                      Shares  Amount    Shares  Amount    Shares  Amount    Shares  Amount    Capital      Stage       Equity

Balance - June 30,
 1994 - Forward    2,250,000  $2,250       --     $ -- 5,113,520  $5,113   262,667    $263  $7,324,059  $(2,085,355)  $5,246,330

Issuance of Common
 Stock Pursuant to
 Private Placement
 Offering ($2.67
 Per Share)               --      --       --       --   460,000     460        --      --   1,229,040           --    1,229,500

Issuance of Stock
 for Outstanding
 Note Issued April
 20, 1995 ($.20 Per
 Share)                   --      --       --       -- 5,000,000   5,000        --      --   1,009,451           --    1,014,451

Convert Subscribed
 Stock to Common and
 Record Fees              --      --       --       --   262,667     263  (262,667)   (263)         --           --           --

Net Loss for Year
 Ended June 30, 1995      --      --       --       --        --      --        --      --          --     (757,659)    (757,659)

Balance - June 30,
 1995              2,250,000  $2,250       --       --10,836,187  10,836        --      --   9,562,550   (2,843,014)   6,732,622

Net Loss for Year
 Ended June 30,
 1996                     --      --       --       --        --      --        --      --          --     (416,440)    (416,440)

Balance - June 30,
 1996              2,250,000  $2,250       --       --10,836,187  10,836        --      --   9,562,550   (3,259,454)   6,316,182

Issuance of Preferred
 Stock - Class B in
 Exchange for Related
 Party Debt ($.25 Per
 Share) April 1997        --     -- 4,000,000 1,000,000       --      --        --      --          --           --    1,000,000

Common Stock Issued in
 Exchange for Debt ($.25
 Per Share) April 1997    --     --        --        -- 1,250,000  1,250        --      --     248,750           --      250,000

Warrants Issued for
 1,000,000 Shares of
 Common Stock in
 Connection with
 Norlar, Inc. Debt
 Financing ($.06 Per
 Warrant                  --     --        --        --       --      --        --      --      60,000           --       60,000

Net Loss for Year
 Ended June 30, 1997      --     --        --        --       --      --        --      --          --   (1,080,391)  (1,080,391)

Balance - June 30,
 1997              2,250,000  2,250 4,000,000 1,000,000 12,086,187 12,086       --      --   9,871,300   (4,339,845)   6,545,791

Issuance of Common
 Stock for Services
 Rendered Valued at
 $.20 per Share, July
 1997                     --      --       --       -- 1,000,000   1,000        --      --     199,999           --      200,000

Issuance of Common Stock
 in Exchange for Debt
 and Services to be
 Rendered ($.1875 Per
 Share) September 1997    --      --       --       --   395,500     396        --      --      73,761           --       74,157

Issuance of Common Stock
 for Services Rendered
 and Debt Exchange
 ($0.86 Per Share)
 March 1998               --      --       --       --    85,000     850        --      --      72,413           --       72,263

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                         Deficit
                                                                                                         Accumulated   Total
                               Preferred Stock                      Common Stock             Additional  During the    Stock-
                         Series A           Series B                          Subscribed      Paid-In    Development   holders'
                      Shares  Amount    Shares  Amount    Shares  Amount    Shares  Amount    Capital      Stage       Equity
Convert Preferred to
 Common Stock April
 1998                     --      --(4,000,000)(1,000,000)40,000,000 40,000     --      --     960,000           --           --

Issuance of Stock for
 Services April 1998      --      --  100,000   25,000        --      --        --      --          --           --       25,000

Net Loss for the Year
 Ended June 30, 1998      --      --       --       --        --      --        --      --          --   (1,238,679)  (1,238,679)

Balance - June 30,
 1998              2,250,000  $2,250  100,000  $25,000 53,566,687 $54,332       --    $ -- $11,177,473  $(5,578,524)  $5,653,532

Net Loss for the
 Three Months Ended
 September 30, 1998       --      --       --      --         --      --        --      --          --    (351,918)    (351,918)

Balance - September
 30, 1998          2,250,000   2,250  100,000  25,000 53,566,687  54,332        --       -- 11,177,473  (5,930,442)   5,304,114

See Notes to Financial Statements

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                         FOR THE PERIOD FROM
                                                           NOVEMBER 9,1982
                                                         (DATE OF INCEPTION)
                                      THREE MONTHS ENDED       THROUGH
                                         SEPTEMBER 30,       SEPTEMBER 30,
                                        1998      1997           1998

OPERATING ACTIVITIES:
 Continuing Operations:
  (Loss) Before Extraordinary Item $(351,918) $(331,791)     $(6,087,594)
  Adjustments to Reconcile Net
  (Loss to Net Cash)
   (Used for) Operating Activities:
   Depreciation                         1,400     1,581           51,819
   Amortization of Discount                --    30,000           60,000
   Common Stock Issued for Interest        --        --           14,451
   Common Stock Issued for Services        --    22,544          862,500
   Loss on Marketable Securities           --        --          (85,000)
   Write Off of Loan Receivable            --        --          (90,000)
   Extraordinary Item                      --        --          167,152
   Accrued Interest - Related Party        --        --           52,514
   Allocation of Management Fees -
    Related Party                          --        --          408,000

 Changes in Assets and Liabilities:
  (Increase) Decrease in:
   Due From Officers                       --        --          (93,000)
   Prepaid Interest                    15,000    36,039         (733,790)
   Due From Parent                         --        --          (13,233)

  Increase (Decrease) in:
   Accounts Payable                   213,629   304,975         3,524,725
   Payroll and Property Taxes Payable  14,800    14,504           169,252
   Accrued Interest                    46,853    27,134           336,435
   Accrued Expenses                    34,571   722,163            60,750

 Discontinued Operations:
  Net (Loss)                               --        --                --
  Adjustment to Reconcile Net (Loss)
   to Net Cash (Used for) Operating
   Activities:
   Gain on Disposal of Assets              --        --                --

  Total Adjustments                   326,253 1,138,940         4,692,575

NET CASH USED FOR OPERATING
 ACTIVITIES - FORWARD                $(25,665) $807,149       $(1,405,019)

See Notes to Financial Statements

                                                         FOR THE PERIOD FROM
                                                           NOVEMBER 9,1982
                                                         (DATE OF INCEPTION)
                                      THREE MONTHS ENDED       THROUGH
                                         SEPTEMBER 30,       SEPTEMBER 30,
                                        1998      1997           1998

 NET CASH USED FOR OPERATING
  ACTIVITIES - FORWARDED            $(25,665)  $807,149      $(1,405,019)

INVESTING ACTIVITIES:
 Purchase of Land and Payment of
  Casino Development Costs          (316,658)(1,079,918)     (10,100,531)
 (Purchase) Disposal of Furniture
  and Fixtures                            --      5,209          (52,197)
 Investment in Patents                    --         --          (62,000)
 Deposits and Other                       --         --          (35,630)
 (Increase) Decrease in Restricted Cash   --         --               --


 NET CASH USED FOR INVESTING
  ACTIVITIES                        (316,658)(1,074,709)     (10,250,358)

FINANCING ACTIVITIES:
 Payment of Capital Lease Obligation      --         --           (4,233)
 Proceeds from Long-Term Borrowings       --    419,581        6,034,224
 Advances to/from Parent                  --         --          740,746
 Advances to/from Related Party     (342,350)  (111,796)       2,859,550
 Repayments on Long-Term Borrowings
  - Subject to Compromise                 --         --       (3,450,000)
 Proceeds from Stock and Warrant
 Issuance                                 --         --        5,472,448
 Capital Contribution                     --         --            2,850

 NET CASH (USED FOR) PROVIDED FOR
  FINANCING ACTIVITIES               342,350    307,785       11,655,585

 Net (Decrease) Increase in Cash          27     40,225              208

Cash - Beginning of Period                181     4,961               --

 Cash - End of Periods                  $ 208  $ 45,186            $ 208


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid during the three months ended September 30, 1998 and 1997 was $0 and $0 respectively, net of interest capitalized. No income taxes were paid during the three months ended September 30, 1998 and 1997.

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

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

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

LIQUIDITY & CAPITAL RESOURCES

     The Company's ability to obtain the financing and to proceed with its plans for a gaming facility had been affected by the Company's disputes with New Allied, which had culminated in litigation and foreclosure proceedings on the Property in 1995, and the Company's filing of a bankruptcy petition under Chapter 11. The Bankruptcy Case was dismissed in March 1997 and Summary Judgement was granted in favor of the Company with regard to all other litigation issues in October 1998.

     In March 1996, the Company borrowed $5 million from Kennedy Funding,
Inc. The Company issued a Promissory Note effective May 20, 1996 payable at the rate of 15% per annum until May 19, 1997 (the "First Year Interest Obligation") and at a rate of 24% per annum thereafter. Payments of principal and interest are payable as follows: (a) the First Year Interest Obligation was prepaid at closing; (b) commencing on May 19, 1997 and for each month thereafter, the Company is to make interest only payments, in advance, in the amount of 2% of the then existing principal balance due under the Note; and
(c) the entire outstanding principal balance, together with all accrued and unpaid interest, if not previously paid, shall be finally due and payable on May 19, 1999. The holder of the Note may accelerate the due date for the entire balance of principal, interest and other sums due upon maturity in the event of default under the Note. The default rate of interest is 24% during the first loan year and 36% thereafter. The Note is secured by a first deed of trust on the Property.

     In May 1997, the Company issued a promissory note and second deed of trust on the property to Norlar, Inc. for a maximum of $600,000 (First Norlar
Note), or so much thereof as may have been advanced by maker, for payments due on the Kennedy loan and for general corporate purposes. As of September 1998,

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

the Company owed $600,000 on the First Norlar Note. In October 1997, the Company issued a second promissory note (Second Norlar Note) and a fourth deed of trust on the property to Norlar, Inc., again for a maximum of $600,000. As of September 1998, the Company owed $600,000 on the Second Norlar Note. In April 1998, the Company issued a third promissory note (Third Norlar Note) and fifth deed of trust on the property to Norlar, Inc. again for a maximum of $600,000. As of September 1998, the Company owed $600,000 on the Third Norlar Note. In August 1998, the Company issued a fourth promissory note (Fourth Norlar Note) and sixth deed of trust on the property to Norlar, Inc. again for $600,000. As of September 1998, the Company owed $177,773 on the Fourth Norlar note. In addition, for each $100,000 Norlar, Inc. has loaned to the Company, it has authorized the issuance of 500,000 warrants to purchase shares of common stock at $0.20 per share. Norlar, Inc. is a closely-held corporation beneficially owned by Larry Berman and his wife. Mr. Berman is Chairman and Chief Executive Officer of the Company. The loans bear interest at 12% per annum and is to be repaid upon the earlier of the sale of the property, refinance of the property or the financing of the project.

In July 1997, the Company issued 1,000,000 shares of its common stock to Eastern Equities Consultants, Ltd. as full and final compensation for the placement of financing.

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

In May 1998, The Company issued 100,000 shares of Series B preferred stock to Gold Coast Consortium in exchange for $25,000 and services provided. Gold Coast Consortium is a company owned by the spouse of Mr. Roger Leclerc, the Company's President.

In July 1998, the Company settled an ongoing dispute with New Allied Development Corporation with regard to a piece of property outside the gaming district in Black Hawk, Colorado. Title to such property was returned to New Allied, therefore reducing the Company's debt by $750,000, plus applicable interest and taxes due.

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

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company was the plaintiff and a counterclaim defendant in a lawsuit pending in Denver, Colorado District Court, Case No. 95CV2310. This lawsuit was commenced by the Company on May 26, 1995. The lawsuit between the Company and New Allied and TKCC was stayed upon the filing of the Company's bankruptcy petition in October 1995. That stay was lifted when the bankruptcy case was dismissed in March 1997, and the Company moved forward with these proceedings. The Company filed for Summary Judgment in this matter and hearings were held September and October 1998. Such summary judgment was granted in favor of the Company in October 1998. In addition, the Company filed an appeal of the Bankruptcy Court's ruling. New Allied cross appealed. Such appeals were denied by the United States District Court in August 1998 and the appeals matters are continuing as the Company has appealed this matter to a higher court unopposed.

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


                    COUNTRY WORLD CASINOS, INC.


                    By:/s/ William H. Patrowicz
                    William H. Patrowicz, Secretary & Treasurer



Date: December 29, 1998