Form 10QSB
period 1998-12-31
COUNTRY WORLD CASINOS INC
filed 1999-02-23
CIK 713443

FORM 10-QSB


                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


(X)    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 1998

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

Indicate the number of shares outstanding of each of the issuer's class of common stock. The Registrant had 54,331,687 shares of its common stock outstanding as of December 31, 1998.

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX

Part I:   FINANCIAL INFORMATION

Item 1.   Financial Statements

       Balance Sheet as of December 31, 1998 (Unaudited) . . . . . . 1

       Statements of Operations for the six months ended
        December 31, 1998 and 1997 and for the period from
        November 9, 1982 (Date of Inception) through December
        31, 1998 (Unaudited) . . . . . . . . . . . . . . . . . . . . 3

       Statements of Stockholders' Equity (Unaudited). . . . . . . . 4

Item 2. Management's Discussion and Analysis or Plan of Operation. . 8

Part II:  OTHER INFORMATION

Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . 11

Item 3. Defaults upon Senior Securities . . . . . . . . . . . . . . 11

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . 11


Signature Page. . . . . . . . . . . . . . . . . . . . . . . . . . . 12

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET AS OF DECEMBER 31, 1998 (UNAUDITED)


ASSETS:
CURRENT ASSETS:
 Cash                                              $       611
 Prepaid Interest                                       61,290
 Prepaid Expense                                        15,000
 Due From Parent                                        13,283
 Due From Officers                                      93,000

 TOTAL CURRENT ASSETS                                  183,184


PROPERTY AND EQUIPMENT:
 Land                                                6,750,475
 Casino Under Development                           10,741,820
 Furniture and Fixtures                                 38,888

 Total                                              17,531,183
 Less Accumulated Depreciation                          23,355

 TOTAL PROPERTY AND EQUIPMENT                       17,554,538


OTHER ASSETS
 Deposits                                               35,630

 TOTAL ASSETS                                     $ 17,773,352

See Notes to Financial Statements

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET AS OF DECEMBER 31, 1998 (UNAUDITED)


LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
 Accounts Payable                                 $  3,504,331
 Payroll and Property Taxes Payable                    158,711
 Accrued Expenses                                       21,600
 Notes Payable                                       3,128,256
 Accrued Interest                                      470,733
 Other Current Liabilities                              33,455

 TOTAL CURRENT LIABILITIES                           7,317,086

LONG-TERM LIABILITIES:

   TOTAL LONG-TERM LIABILITIES                       5,000,000

STOCKHOLDERS' EQUITY:
 Convertible Preferred Stock.  Series A. $.001
   Par Value                                         2,250,000
  Shares Authorized,  2,250,000 Shares Issued
   and Outstanding (Liquidation Preference
   $7,492,500)                                           2,250

 Common Stock, $.001 Par Value, 75,000,000
   Shares Authorized, 54,331,687 Issued and
   Outstanding                                          54,331

 Convertible Preferred Stock, Class B, $.25 Par
  Value, 5,000,000 Shares Authorized, 1,100,000
  Shares Issued and Outstanding                        275,000

 Additional Paid-in Capital                         11,176,474

 Deficit Accumulated During the Development Stage   (6,051,789)

 TOTAL STOCKHOLDERS' EQUITY                          5,456,266

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $   17,773,352

See Notes to Financial Statements

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)


                                                           FOR THE PERIOD FROM
                                                             NOVEMBER 9, 1982
                                                           (DATE OF INCEPTION)
                                           SIX MONTHS ENDED      THROUGH
                                             DECEMBER 31,      DECEMBER 31,
                                           1998       1997         1998

COSTS AND EXPENSES:
 Research and Development Costs           $          $           $122,000
 Professional Fees - Due to Bankruptcy                 23,083     514,756
 Management Fee - Related Party            442,013    551,769   4,761,315
 General and Administrative Expenses                              416,321
 Depreciation                                           3,162      50,419

 TOTALS                                    442,013    554,931   5,864,811

OTHER INCOME (EXPENSE):
 Interest Income                                       14,678     109,490
 Interest Expense                          (63,570)   (63,746)    (67,780)
 Interest Expense - Related Party                                (199,019)
 Rental Income                                                     45,126
 Loss on Non-Marketable Securities                                (85,000)
 Write off Loan Receivable                                        (90,000)
 Forfeited Deposit                                               (100,000)
 Other Income                                                         735

 TOTALS                                    (63,570)  (49,068)    (386,448)

 (Loss) from Continuing Operations
   Before Discontinued Operations
   and Extraordinary Item                 (505,583)             5,997,594

DISCONTINUED OPERATIONS:
 Gain on Disposal of Subsidiaries                                 389,286
 (Loss from Discontinued Operations                              (389,286)

 Total Discontinued Operations

 (LOSS)  BEFORE EXTRAORDINARY ITEM        (505,583) (627,082)  (6,251,259)

 EXTRAORDINARY ITEM:
 Extraordinary Gain on Forgiveness of Debt                        199,470

 NET (LOSS)                              $(505,583)$(627,082) $(6,051,789)

PER SHARE DATA:
 Net (Loss) Per Common Share                $(0.02)   $(0.05)


WEIGHTED AVERAGE NUMBER OF SHARES       20,365,771 13,305,310

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

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                         Deficit
                                                                                                         Accumulated   Total
                               Preferred Stock                      Common Stock             Additional  During the    Stock-
                         Series A           Series B                          Subscribed      Paid-In    Development   holders'
                      Shares  Amount    Shares  Amount    Shares  Amount    Shares  Amount    Capital      Stage       Equity
Convert Preferred to
 Common Stock April
 1998                     --      --(4,000,000)(1,000,000)40,000,000 40,000     --      --     960,000           --           --

Issuance of Stock for
 Services April 1998      --      --  100,000   25,000        --      --        --      --          --           --       25,000

Net Loss for the Year
 Ended June 30, 1998      --      --       --       --        --      --        --      --          --   (1,238,679)  (1,238,679)

Balance - June 30,
 1998              2,250,000  $2,250  100,000  $25,000 53,566,687 $54,332       --    $ -- $11,176,474  $(5,578,524)  $5,653,532

Common Stock issued
 in Exchange for Debt
 ($.25 per Share)
 October 1998             --      --1,000,000  250,000        --      --        --      --          --           --           --

Net Loss for the Six
 Months Ended
 December 31, 1998        --      --       --       --        --      --        --      --          --     (505,583)    (505,583)


Balance - December
 31, 1998          2,250,000   2,250 1,100,000 275,000 53,566,687 54,332        --      --  11,176,474   (6,051,789)   5,456,266

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

     In May 1997, the Company issued a promissory note and second deed of trust on the property to Norlar, Inc. for a maximum of $600,000 (First Norlar
Note), or so much thereof as may have been advanced by maker, for payments due on the Kennedy loan and for general corporate purposes. As of December 1998,

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

the Company owed $600,000 on the First Norlar Note. In October 1997, the Company issued a second promissory note (Second Norlar Note) and a fourth deed of trust on the property to Norlar, Inc., again for a maximum of $600,000. As of December 1998, the Company owed $600,000 on the Second Norlar Note. In April 1998, the Company issued a third promissory note (Third Norlar Note) and fifth deed of trust on the property to Norlar, Inc. again for a maximum of $600,000. As of December 1998, the Company owed $600,000 on the Third Norlar Note. In August 1998, the Company issued a fourth promissory note (Fourth Norlar Note) and sixth deed of trust on the property to Norlar, Inc. again for $600,000. As of December 1998, the Company owed $555,184 on the Fourth Norlar note. In addition, for each $100,000 Norlar, Inc. has loaned to the Company, it has authorized the issuance of 500,000 warrants to purchase shares of common stock at $0.20 per share. Norlar, Inc. is a closely-held corporation beneficially owned by Larry Berman and his wife. Mr. Berman is Chairman and Chief Executive Officer of the Company. The loans bear interest at 12% per annum and is to be repaid upon the earlier of the sale of the property, refinance of the property or the financing of the project.

In July 1998, the Company settled an ongoing dispute with New Allied Development Corporation with regard to a piece of property outside the gaming district in Black Hawk, Colorado. Title to such property was returned to New Allied, therefore reducing the Company's debt by $750,000, plus applicable interest and taxes due.

In October 1998, the Company converted $250,000 of debt to the Company's officers into Series B preferred stock.

Results of Operations

     The Company has had no revenues from operations. The Company continues to incur losses of approximately $125,000 per month to service the Kennedy Funding Note and other ongoing obligations such as rent and utilities for the Company's corporate office. The ability of the Company to achieve revenues in the future will be dependent upon realization of its plans to develop a gaming and hotel complex on the property.

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


                                 COUNTRY WORLD CASINOS, INC.


                              By:/s/William H. Patrowicz
                                 William H. Patrowicz, Secretary & Treasurer



Date: February 14, 1999