Form 10KSB/A
period 1998-06-30
COUNTRY WORLD CASINOS INC
filed 1999-03-29
CIK 713443

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                              _________________

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

ITEM 3.  LEGAL PROCEEDINGS

     The Company was the plaintiff and a counterclaim defendant in a lawsuit pending in Denver, Colorado District Court, Case No. 95CV2310. This lawsuit was commenced by the Company on May 26, 1995. The lawsuit between the Company and New Allied and TKCC was stayed upon the filing of the Company's bankruptcy petition in October 1995. That stay was lifted when the bankruptcy case was dismissed in March 1997, and the Company moved forward with these proceedings. The Company filed for Summary Judgment in this matter and hearings were held September and October 1998. Such Summary Judgement was granted in favor of the Company in October 1998. In addition, the Company filed an appeal of the Bankruptcy Court's ruling. New Allied cross appealed. Such appeals were denied by the United States District Court in August 1998 and the appeals matters are continuing as the Company has appealed this matter to a higher court unopposed.

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

Liquidity & Capital Resources

     The Company's ability to obtain the financing and to proceed with its plans for a gaming facility had been affected by the Company's disputes with New Allied, which had culminated in litigation and foreclosure proceedings on the Property in 1995, and the Company's filing of a bankruptcy petition under Chapter 11. The Bankruptcy Case was dismissed in March 1997 and Summary Judgement was granted in favor of the Company with regard to all other litigation issues.

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

     In May 1998, the Company issued 100,000 shares of Series B preferred stock to Gold Coast Consortium to retire an outstanding debt owed by the Company. Gold Coast Consortium is a company owned by the spouse of Mr. Roger Leclerc, the Company's President.

     In July 1998, the Company settled an ongoing dispute with New Allied Development Corporation with regard to a piece of property outside the gaming district in Black Hawk, Colorado. Title to such property was returned to New Allied, therefore reducing the Company's debt by $750,000, plus applicable taxes due.

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

ITEM 7.  FINANCIAL STATEMENTS

     See attached pages F1 - F9 for unaudited financials which fairly represent the Company's status for the year ended June 30, 1998.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

PART 111

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

Name of                    Shares Beneficially
Beneficial Owner                 Owned                    Percent

Western Equities, Inc.         16,000,000                    29.4%

Holly Holdings, Inc.            8,850,453                    16.3%

Larry S. Berman                19,380,000                    35.7%

Roger D. Leclerc                        0                       0%

William H. Patrowicz            4,120,000                     7.6%

All Officers and Directors     23,500,000                    43.3%
as a Group (3 Persons)
___________

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

     In May 1998, the Company issued 100,000 shares of Series B preferred stock to Gold Coast Consortium to retire an outstanding debt owed by the Company. Gold Coast Consortium is a company owned by the spouse of Mr. Roger Leclerc, the Company's President.

     In July 1998, the Company settled an ongoing dispute with New Allied Development Corporation with regard to a piece of property outside the gaming district in Black Hawk, Colorado. Title to such property was returned to New Allied, therefore reducing the Company's debt by $750,000, plus applicable taxes due.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

     None

SIGNATURES

     In accordance with the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              COUNTRY WORLD CASINOS, INC.


Dated:     March 29, 1999               By: /s/ Roger D. Leclerc
                                        Roger D. Leclerc, President

     In accordance with the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and int he capacities and on the dates indicated.


Dated:     March 29, 1999          /s/ Larry S. Berman
                                   Larry S. Berman, Chairman & CEO

Dated:     March 29, 1999          /s/ Roger D. Leclerc
                                   Roger D. Leclerc, President and Director


Dated:     March 29, 1999          /s/ William H. Patrowicz
                                   William H. Patrowicz, Secretary,
                                   Treasurer and Director

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET AS OF JUNE 30, 1998


ASSETS:
CURRENT ASSETS:
  Cash                                                             181
  Prepaid Expenses                                              76,290
  Due From Shareholder                                          13,233
  Due From Officers                                             93,000

  TOTAL CURRENT ASSETS                                         182,704

PROPERTY AND EQUIPMENT:
  Land                                                       7,475,475
  Casino Under Development                                   9,957,873
  Furniture and Equipment                                       38,888

  Total                                                     17,472,236
  Less: Accumulated Depreciation                                23,355

  TOTAL PROPERTY AND EQUIPMENT                              17,448,881

OTHER ASSETS:
  Deposits                                                      35,630

  TOTAL ASSETS                                              17,667,215

The Accompanying Notes are an Integral Part of these Financial Statements.

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET AS OF JUNE 30, 1998

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
 Accounts Payable                                                     3,311,096
 Payroll and Property Taxes Payable                                     154,452
 Accrued Expenses                                                        26,183
 Note Payable - Stockholder                                             725,000
 Notes Payable - Related Party (Net of Deferred
  Financing Cost of $45,000)                                          2,472,200
 Accrued Interest - Related Parties                                     289,582
 Other Current Liabilities                                                9,172

 TOTAL CURRENT LIABILITIES                                            6,987,685

LONG-TERM DEBT:
 Notes Payable                                                        2,650,000
 Notes Payable                                                        2,350,000

 TOTAL LONG-TERM DEBT                                                 5,000,000

OTHER LIABILITIES                                                            --

Stockholders' Equity:
 Convertible Preferred Stock, Series A, $.001 Par Value,
 2,250,000 Shares Authorized, 2,250,000 Shares Issued
 and Outstanding (Liquidation Preference $7,492,500)                      2,250

 Convertible Preferred Stock, Class B, $.25 Par Value,
 5,000,000 Shares Authorized, 100,000 Shares Issued
 and Outstanding                                                         25,000

 Common Stock, $.001 Par Value, 75,000,000 Shares
 Authorized, 54,331,687 Issued and Outstanding                           54,331

 Additional Paid-in Capital                                          11,176,474

 Deficit Accumulated During the Development Stage                    (5,578,525)

 TOTAL STOCKHOLDERS' EQUITY                                           5,679,530
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          17,667,215

The Accompanying Notes are an Integral Part of these Financial Statements.

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

                                                            FOR THE PERIOD FROM
                                                              NOVEMBER 9, 1982
                                                            (DATE OF INCEPTION)
                                            YEARS ENDED       THROUGH JUNE 30,
                                             JUNE 30,             1 9 9 8
                                         1 9 9 8     1 9 9 7    (UNAUDITED)
COSTS AND EXPENSES:
 Research and Development Costs         $     --    $     --      $122,000
 Professional Fees - Due to Bankruptcy    23,082     339,843       514,756
 General and Administrative Expenses   1,082,265     282,414     4,319,302
 Management Fee - Related Party            8,321     408,000       416,321
 Depreciation Expense                      7,905       6,867        50,419

 TOTALS                                1,121,573   1,037,124     5,422,798

OTHER INCOME (EXPENSE):
 Interest Income                          14,678      27,443       109,490
 Interest Expense                           (279)     (3,931)       (4,210)
 Interest Expense - Related Party       (131,505)    (67,514)     (199,019)
 Rental Income                                --          --        45,126
 Loss on Non-Marketable Securities            --          --       (85,000)
 Write off of Loan Receivable                 --          --       (90,000)
 Forfeited Deposit                            --          --      (100,000)
 Other Income                                 --         735           735

 TOTALS                                 (117,106)    (43,267)     (322,878)

 (LOSS) FROM CONTINUING OPERATIONS
 BEFORE DISCONTINUED OPERATIONS AND
 EXTRAORDINARY ITEM                   (1,238,679) (1,080,391)   (5,745,676)

DISCONTINUED OPERATIONS:
 Gain on Disposal of Subsidiaries             --          --       389,286
 (Loss) from Discontinued Operation           --          --      (389,286)

 TOTAL DISCONTINUED OPERATIONS                --          --            --

 (LOSS) BEFORE EXTRAORDINARY ITEM     (1,238,679) (1,080,391)   (5,745,676)

EXTRAORDINARY ITEM:
 Extraordinary Gain on Forgiveness
  of Debt, Primarily Related Party            --          --       167,152

 NET (LOSS)                          $(1,238,679) $(1,080,391)  $(5,578,524)

PER SHARE DATA:
 (Loss) Per Share Before
  Extraordinary Item                   $    (.06) $    (.10)
   Extraordinary Item Per Share               --         --

 NET (LOSS) PER COMMON SHARE           $    (.06) $    (.10)

WEIGHTED AVERAGE NUMBER OF SHARES     20,365,771 10,985,493

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

The Accompanying Notes are an Integral Part of these Financial Statements.

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                         Deficit
                                                                                                         Accumulated   Total
                               Preferred Stock                      Common Stock             Additional  During the    Stock-
                         Series A           Series B                          Subscribed      Paid-In    Development   holders'
                      Shares  Amount    Shares  Amount    Shares  Amount    Shares  Amount    Capital      Stage       Equity
Net Loss for the Year
 Ended June 30, 1998      --      --       --       --        --      --        --      --          --   (1,238,679)  (1,238,679)

Issuance of Stock for
 Services April 1998      --      --  100,000   25,000        --      --        --      --          --           --       25,000

Convert Preferred to
 Common Stock April
 1998                     --      --(4,000,000)(1,000,000)40,000,000 40,000     --      --     960,000           --           --





Balance - June 30,
 1998              2,250,000  $2,250  100,000  $25,000 54,331,687 $54,332       --    $ -- $11,176,474  $(5,578,524)  $5,679,530

The Accompanying Notes are an Integral Part of these Financial Statements.

                                  F-7

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

                                                            FOR THE PERIOD FROM
                                                              NOVEMBER 9, 1982
                                                            (DATE OF INCEPTION)
                                            YEARS ENDED       THROUGH JUNE 30,
                                             JUNE 30,             1 9 9 8
                                         1 9 9 8     1 9 9 7    (UNAUDITED)
OPERATING ACTIVITIES:
 Continuing Operations:
  (Loss) Before Extraordinary Item   $(1,238,679) $(1,080,391) $(5,745,676)
  Adjustments to Reconcile Net
  (Loss) to Net Cash (Used for)
  Operating Activities:
  Depreciation                             7,905        6,867       50,419
  Amortization of Discount-Related Party  45,000       15,000       60,000
  Common Stock Issued for Interest            --           --       14,451
  Preferred Stock Issued for Services     25,000           --      862,500
  Loss on Nonmarketable Securities            --           --      (85,000)
  Write off of Loan Receivable                --           --      (90,000)
  Extraordinary Item, Primarily Related
   Party                                      --           --      167,152
  Accrued Interest - Related Party            --       52,214       52,514
  Allocation of Management Fees-
   Related Party                              --      408,000      408,000
  Due from Officers                      (93,000)          --      (93,000)
  Due from Shareholder                   (13,233)          --      (13,233)

 Changes in Assets and Liabilities:
  (Increase) Decrease in:
  Prepaid Interest                       (11,850)     (73,140)    (748,780)

 Increase (Decrease) in:
  Accounts Payable                    (3,372,981)    (109,294)   3,311,096
  Payroll and Property Taxes Payable      58,991       95,461      154,452
  Accounts Payable - Liabilities
  Subject to Compromise                       --     (366,735)          --
  Accrued Interest - Related Parties     113,639       29,357      289,582
  Accrued Interest - Liabilities
  Subject to Compromise                       --     (225,135)          --
  Accrued Expenses                        (2,609)     (71,306)      26,179
  Accrued Expenses - Subject to
   Compromise                                 --      (41,937)          --

 Discontinued Operations:
  Net (Loss)                                  --           --     (389,286)
  Adjustments to Reconcile Net (Loss)
   to Net Cash (Used for) Operating
   Activities:
   Gain on Disposal of Assets                 --           --      389,286

 Total Adjustments                    (3,426,533)    (280,348)   4,366,322

Net Cash Provided (Used) by
 Operating Activities - Forward      $(2,187,854) $(1,360,739) $(3,567,208)

The Accompanying Notes are an Integral Part of these Financial Statements.

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
                                                            FOR THE PERIOD FROM
                                                              NOVEMBER 9, 1982
                                                            (DATE OF INCEPTION)
                                            YEARS ENDED       THROUGH JUNE 30,
                                             JUNE 30,             1 9 9 8
                                         1 9 9 8     1 9 9 7    (UNAUDITED)

Net Cash Used for Operating
 Activities -  Forward               $ 2,487,854  $(1,360,739) $(1,379,354)

INVESTING ACTIVITIES:
 Purchase of Land and Payment of
 Casino Development Costs             (4,569,002)    (126,860)  (9,783,873)
 Purchase of Furniture and Equipment       5,209           --      (52,197)
 Investment in Patent                         --           --      (62,000)
 Deposits and Other                      (35,000)        (190)     (35,630)
 (Increase) Decrease in Restricted Cash       --       49,994           --

 Net Cash Used for Investing
  Activities                          (4,598,793)     (77,056)  (9,933,700)

FINANCING ACTIVITIES:
 Payment of Capital Lease Obligation          --       (1,515)      (4,233)
 Proceeds from Long-Term Borrowings       34,224           --    6,034,224
 Advances from Parent                         --      896,978    1,254,003
 Disbursement to Parent                 (196,878)    (316,379)    (513,257)
 Proceeds from Related Party Notes     2,317,200      200,000    2,517,200
 Repayments on Long-Term Borrowings           --   (1,109,837)  (3,450,000)
 Proceeds from Stock and Warrant
  Issuance                               251,613           --    5,472,448
 Capital Contribution                         --           --        2,850

 NET CASH PROVIDED BY (USED FOR)
 FINANCING ACTIVITIES                  2,406,159     (330,753)  11,313,235

 NET (DECREASE) INCREASE IN CASH          (4,780)  (1,768,548)         181

CASH - BEGINNING OF PERIODS                4,961    1,773,509           --

 CASH - END OF PERIODS                   $   181   $    4,961      $   181

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Interest paid in fiscal years ended June 30, 1998 and 1997 was $279 and $3,931, respectively, net of interest capitalized. No income taxes were paid during the fiscal years ended June 30, 1998 and 1997.

The Accompanying Notes are an Integral Part of these Financial Statements.