Form 10QSB/A
period 1998-09-30
COUNTRY WORLD CASINOS INC
filed 1999-03-29
CIK 713443

Form 10-QSB/A-2


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

Item 2.   Management's Discussion and Analysis or Plan of Operation  9

Part II:  OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .  12

Item 3.   Defaults upon Senior Securities. . . . . . . . . . . . .  12

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .  12


Signature Page . . . . . . . . . . . . . . . . . . . . . . . . . .  13

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET AS OF SEPTEMBER 30, 1998 (UNAUDITED)


ASSETS:
CURRENT ASSETS:
 Cash                                              $       458
 Prepaid Interest                                       61,290
 Prepaid Expenses                                       15,000
 Due From Parent                                        13,233
 Due From Officers                                      93,000

 TOTAL CURRENT ASSETS                                  182,981

PROPERTY AND EQUIPMENT:
 Land                                                7,475,475
 Casino Under Development                           10,336,532
 Furniture and Fixtures                                 38,888

 Total                                              17,850,895
 Less Accumulated Depreciation                          23,355

 Total Property and Equipment                       17,827,540


OTHER ASSETS
 Deposits                                               35,630

 TOTAL ASSETS                                     $ 18,046,151


See Notes to Financial Statements

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET AS OF SEPTEMBER 30, 1998 (UNAUDITED)


LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
 Accounts Payable                            $       3,495,257
 Payroll and Property Taxes Payable                    154,452
 Accrued Expenses                                       21,600
 Note Payable - Stockholder                            725,000
 Accrued Interest                                      343,241
 Notes Payable                                       2,822,338
 Other Current Liabilities                               9,218

 TOTAL CURRENT LIABILITIES                           7,571,106

LONG-TERM LIABILITIES:

   TOTAL LONG-TERM LIABILITIES                       5,000,000

STOCKHOLDERS' EQUITY:
 Convertible Preferred Stock.  Series A. $.001
  Par Value 2,250,000 Shares Authorized,
  2,250,000 Shares Issued and Outstanding
  (Liquidation Preference $7,492,500)                    2,250

 Common Stock, $.001 Par Value, 75,000,000
  Shares Authorized, 54,331,687 Issued and
  Outstanding                                           54,332

 Convertible Preferred Stock, Class B, $.25
  Par Value, 5,000,000 Shares Authorized,
  100,000 Shares Issued and Outstanding                 25,000

 Additional Paid-in Capital                         11,176,473

 Deficit Accumulated During the Development Stage   (5,783,010)

 TOTAL STOCKHOLDERS' EQUITY                          5,475,045

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  18,046,151

See Notes to Financial Statements

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)


                                                          FOR THE PERIOD FROM
                                                             NOVEMBER 9, 1982
                                                           (DATE OF INCEPTION)
                                         THREE MONTHS ENDED        THROUGH
                                           SEPTEMBER 30,        SEPTEMBER 30,
                                          1998       1997           1998

COSTS AND EXPENSES:
 Research and Development Costs        $     --  $        --    $  122,000
 Professional Fees - Due to Bankruptcy       --           --       514,756
 Management Fee - Related Party              --           --       416,321
 General and Administrative Expenses    204,435      273,538     4,523,787
 Depreciation                                          1,581        50,419

 TOTALS                                 204,435      275,119     5,627,283

OTHER INCOME (EXPENSE):
 Interest Income                             --           11       109,490
 Interest Expense                                    (33,600)     (203,229)
 Rental Income                               --           --            --
 Loss on Non-Marketable Securities           --           --       (85,000)
 Write off Loan Receivable                   --           --       (90,000)
 Forfeited Deposit                           --           --      (100,000)
 Other Income                                --           --           735

 TOTALS                                      --      (56,672)     (322,878)

 (Loss) from Continuing Operations
  Before Discontinued Operations
  and Extraordinary Item               (204,485)    (331,791)    5,950,161

DISCONTINUED OPERATIONS:
 Gain on Disposal of Subsidiaries            --           --       389,286
 (Loss from Discontinued Operations          --           --      (389,286)

 Total Discontinued Operations               --           --            --

 (LOSS)  BEFORE EXTRAORDINARY ITEM     (204,485)    (331,791)    5,950,161

EXTRAORDINARY ITEM:
 Extraordinary Gain on Forgiveness
  of Debt                                    --           --       167,152

 NET (LOSS)                           $(204,485)   $(331,791)   $5,783,010

PER SHARE DATA:
 Net (Loss) Per Common Share          $ (.004)         $ (.03)


WEIGHTED AVERAGE NUMBER OF SHARES     54,331,687      13,128,932


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

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                         Deficit
                                                                                                         Accumulated   Total
                               Preferred Stock                      Common Stock             Additional  During the    Stock-
                         Series A           Series B                          Subscribed      Paid-In    Development   holders'
                      Shares  Amount    Shares  Amount    Shares  Amount    Shares  Amount    Capital      Stage       Equity
Convert Preferred to
 Common Stock April
 1998                     --      --(4,000,000)(1,000,000)40,000,000 40,000     --      --     960,000           --           --

Issuance of Stock for
 Services April 1998      --      --  100,000   25,000        --      --        --      --          --           --       25,000

Net Loss for the Year
 Ended June 30, 1998      --      --       --       --        --      --        --      --          --   (1,238,679)  (1,238,679)

Balance - June 30,
 1998              2,250,000  $2,250  100,000  $25,000 54,331,687 $54,332       --    $ -- $11,176,474  $(5,578,524)  $5,679,530

Net Loss for the
 Three Months Ended
 September 30, 1998       --      --       --      --         --      --        --      --          --    (204,485)    (204,485)

Balance - September
 30, 1998          2,250,000   2,250  100,000  25,000 54,331,687  54,332        --       -- 11,176,474  (5,783,010)   5,475,045


See Notes to Financial Statements

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                         FOR THE PERIOD FROM
                                                           NOVEMBER 9,1982
                                                         (DATE OF INCEPTION)
                                      THREE MONTHS ENDED       THROUGH
                                         SEPTEMBER 30,       SEPTEMBER 30,
                                        1998      1997           1998

OPERATING ACTIVITIES:
 Continuing Operations:
  (Loss) Before Extraordinary Item $(204,485) $(331,791)     $(5,950,161)
  Adjustments to Reconcile Net
  (Loss to Net Cash)
   (Used for) Operating Activities:
   Depreciation                                   1,581           50,419
   Amortization of Discount                --    30,000           60,000
   Common Stock Issued for Interest        --        --           14,451
   Common Stock Issued for Services        --    22,544          862,500
   Loss on Marketable Securities           --        --          (85,000)
   Write Off of Loan Receivable            --        --          (90,000)
   Extraordinary Item                      --        --          167,152
   Accrued Interest - Related Party        --        --           52,514
   Allocation of Management Fees -
    Related Party                          --        --          408,000

 Changes in Assets and Liabilities:
  (Increase) Decrease in:
   Due From Officers                       --        --          (93,000)
   Prepaid Interest                    15,000    36,039         (733,790)
   Due From Parent                         --        --          (13,233)

  Increase (Decrease) in:
   Accounts Payable                   183,161   304,975         3,495,257
   Payroll and Property Taxes Payable            14,504           154,452
   Accrued Interest                    53,659    27,134           343,241
   Accrued Expenses                    (4,583)  722,163            21,600

 Discontinued Operations:
  Net (Loss)                               --        --          (389,286)
  Adjustment to Reconcile Net (Loss)
   to Net Cash (Used for) Operating
   Activities:
   Gain on Disposal of Assets              --        --           389,286

  Total Adjustments                   248,237 1,138,940         4,614,559

NET CASH USED FOR OPERATING
 ACTIVITIES - FORWARD                 $43,752  $807,149       $(1,335,602)

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



Date: March 29, 1999