Form 10QSB/A
period 1998-12-31
COUNTRY WORLD CASINOS INC
filed 1999-03-29
CIK 713443

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

Item 2. Management's Discussion and Analysis or Plan of Operation. . 9

Part II:  OTHER INFORMATION

Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . 12

Item 3. Defaults upon Senior Securities . . . . . . . . . . . . . . 12

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . 12


Signature Page. . . . . . . . . . . . . . . . . . . . . . . . . . . 13

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET AS OF DECEMBER 31, 1998 (UNAUDITED)


ASSETS:
CURRENT ASSETS:
 Cash                                              $       611
 Prepaid Interest                                       61,290
 Prepaid Expense                                        15,000
 Due From Parent                                        13,233
 Due From Officers                                      93,000

 TOTAL CURRENT ASSETS                                  183,134


PROPERTY AND EQUIPMENT:
 Land                                                6,750,475
 Casino Under Development                           10,741,820
 Furniture and Fixtures                                 38,888

 Total                                              17,531,183
 Less Accumulated Depreciation                          23,355

 TOTAL PROPERTY AND EQUIPMENT                       17,507,828


OTHER ASSETS
 Deposits                                               35,630

 TOTAL ASSETS                                     $ 17,726,592

See Notes to Financial Statements

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET AS OF DECEMBER 31, 1998 (UNAUDITED)


LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
 Accounts Payable                                 $  3,496,982
 Payroll and Property Taxes Payable                    158,711
 Accrued Expenses                                       21,600
 Notes Payable                                       3,152,493
 Accrued Interest                                      470,733
 Other Current Liabilities                              9,218

 TOTAL CURRENT LIABILITIES                           7,309,737

LONG-TERM LIABILITIES:

   TOTAL LONG-TERM LIABILITIES                       5,000,000

STOCKHOLDERS' EQUITY:
 Convertible Preferred Stock.  Series A. $.001
   Par Value                                         2,250,000
  Shares Authorized,  2,250,000 Shares Issued
   and Outstanding (Liquidation Preference
   $7,492,500)                                           2,250

 Common Stock, $.001 Par Value, 75,000,000
   Shares Authorized, 54,331,687 Issued and
   Outstanding                                          54,331

 Convertible Preferred Stock, Class B, $.25 Par
  Value, 5,000,000 Shares Authorized, 1,100,000
  Shares Issued and Outstanding                        275,000

 Additional Paid-in Capital                         11,176,474

 Deficit Accumulated During the Development Stage   (6,091,200)

 TOTAL STOCKHOLDERS' EQUITY                          449,105

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $   17,726,592

See Notes to Financial Statements

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)


                                                           FOR THE PERIOD FROM
                                                             NOVEMBER 9, 1982
                                                           (DATE OF INCEPTION)
                                           SIX MONTHS ENDED      THROUGH
                                             DECEMBER 31,      DECEMBER 31,
                                           1998       1997         1998

COSTS AND EXPENSES:
 Research and Development Costs           $          $           $122,000
 Professional Fees - Due to Bankruptcy                 23,083     514,756
 Management Fee - Related Party                                   416,321
 General and Administrative Expenses       449,105    551,769   4,786,407
 Depreciation                                           3,162      50,419

 TOTALS                                    449,105    554,931   5,871,903

OTHER INCOME (EXPENSE):
 Interest Income                                       14,678     109,490
 Interest Expense                          (63,570)   (63,746)    (67,780)
 Interest Expense - Related Party                                (199,019)
 Rental Income                                                     45,126
 Loss on Non-Marketable Securities                                (85,000)
 Write off Loan Receivable                                        (90,000)
 Forfeited Deposit                                               (100,000)
 Other Income                                                         735

 TOTALS                                    (63,570)  (49,068)    (386,448)

 (Loss) from Continuing Operations
   Before Discontinued Operations
   and Extraordinary Item                 (512,675)             6,258,351

DISCONTINUED OPERATIONS:
 Gain on Disposal of Subsidiaries                                 389,286
 (Loss from Discontinued Operations                              (389,286)

 Total Discontinued Operations

 (LOSS)  BEFORE EXTRAORDINARY ITEM        (512,675) (627,082)  (6,258,351)

 EXTRAORDINARY ITEM:
 Extraordinary Gain on Forgiveness of Debt                        167,152

 NET (LOSS)                              $(512,675)$(627,082) $(6,091,200)

PER SHARE DATA:
 Net (Loss) Per Common Share                $(0.01)   $(0.05)


WEIGHTED AVERAGE NUMBER OF SHARES       (54,331,687) 13,305,310

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

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                         Deficit
                                                                                                         Accumulated   Total
                               Preferred Stock                      Common Stock             Additional  During the    Stock-
                         Series A           Series B                          Subscribed      Paid-In    Development   holders'
                      Shares  Amount    Shares  Amount    Shares  Amount    Shares  Amount    Capital      Stage       Equity
Convert Preferred to
 Common Stock April
 1998                     --      --(4,000,000)(1,000,000)40,000,000 40,000     --      --     960,000           --           --

Issuance of Stock for
 Services April 1998      --      --  100,000   25,000        --      --        --      --          --           --       25,000

Net Loss for the Year
 Ended June 30, 1998      --      --       --       --        --      --        --      --          --   (1,238,679)  (1,238,679)

Balance - June 30,
 1998              2,250,000  $2,250  100,000  $25,000  54,331,687 $54,332      --    $ -- $11,176,474  $(5,578,524)  $5,679,530

Common Stock issued
 in Exchange for Debt
 ($.25 per Share)
 October 1998             --      --1,000,000  250,000        --      --        --      --          --           --      250,000

Net Loss for the Six
 Months Ended
 December 31, 1998        --      --       --       --        --      --        --      --          --     (512,675)    (512,675)


Balance - December
 31, 1998          2,250,000   2,250 1,100,000 275,000 54,331,687 54,332        --      --  11,176,474   (6,091,200)  $5,416,855

See Notes to Financial Statements

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                         FOR THE PERIOD FROM
                                                           NOVEMBER 9,1982
                                                         (DATE OF INCEPTION)
                                       SIX MONTHS ENDED        THROUGH
                                         SEPTEMBER 30,       SEPTEMBER 30,
                                        1998      1997           1998

OPERATING ACTIVITIES:
 Continuing Operations:
  (Loss) Before Extraordinary Item $(512,675) $(627,082)     $(6,258,351)
  Adjustments to Reconcile Net
  (Loss to Net Cash)
   (Used for) Operating Activities:
   Depreciation                                   3,162           50,419
   Amortization of Discount                --    45,000           60,000
   Common Stock Issued for Interest        --        --           14,451
   Common Stock Issued for Services        --    22,544          862,500
   Loss on Marketable Securities           --        --          (85,000)
   Write Off of Loan Receivable            --        --          (90,000)
   Extraordinary Item                      --        --          167,152
   Accrued Interest - Related Party        --        --           52,514
   Allocation of Management Fees -
    Related Party                          --        --          408,000

 Changes in Assets and Liabilities:
  (Increase) Decrease in:
   Due From Officers                       --        --          (93,000)
   Prepaid Interest                    15,000     9,807         (733,790)
   Due From Parent                         --        --          (13,233)

  Increase (Decrease) in:
   Accounts Payable                   185,886 1,518,183         3,496,982
   Payroll and Property Taxes Payable   4,259    54,026           158,711
   Accrued Interest                   181,151    45,601           470,733
   Accrued Expenses                    (4,583)  108,772            21,600

 Discontinued Operations:
  Net (Loss)                               --        --          (389,286)
  Adjustment to Reconcile Net (Loss)
   to Net Cash (Used for) Operating
   Activities:
   Gain on Disposal of Assets              --        --           389,286

  Total Adjustments                   381,713 1,767,095         4,748,039

NET CASH USED FOR OPERATING
 ACTIVITIES - FORWARD                $130,692 $1,140,013      $(1,510,316)

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



Date: March 29, 1999