Form 10QSB
period 1999-03-31
COUNTRY WORLD CASINOS INC
filed 1999-05-13
CIK 713443

FORM 10-QSB


                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


(X)       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended March 31, 1999

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

Indicate the number of shares outstanding of each of the issuer's class of common stock. The Registrant had 54,331,687 shares of its common stock outstanding as of March 31, 1999.

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX


Part I:         FINANCIAL INFORMATION

Item 1.   Financial Statements

           Balance Sheet as of March 31, 1999 (Unaudited). . . . . . 1

           Statements of Operations for the nine months ended
             March 31, 1999 and 1998 and for the period from
             November 9, 1982 (Date of Inception) through March
             31, 1999 (Unaudited). . . . . . . . . . . . . . . . . . 3

           Statements of Stockholders' Equity (Unaudited). . . . . . 4

           Consolidated Statement of Cash Flow (Unaudited) . . . . . 9

Item 2.   Management's Discussion and Analysis or Plan of Operation. 9

Part II:  OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .  12

Item 3.   Defaults upon Senior Securities. . . . . . . . . . . . .  12

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .  12

Signature Page . . . . . . . . . . . . . . . . . . . . . . . . . .  13

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET AS OF DECEMBER 31, 1998 (UNAUDITED)


ASSETS:
CURRENT ASSETS:
 Cash                                              $         0
 Prepaid Interest                                       61,290
 Prepaid Expense                                        15,000
 Due From Parent                                        13,233

 TOTAL CURRENT ASSETS                                   89,523


PROPERTY AND EQUIPMENT:
 Land                                                6,750,475
 Casino Under Development                           11,092,504

 TOTAL PROPERTY AND EQUIPMENT                       17,842,979


OTHER ASSETS
 Deposits                                               35,630

 TOTAL ASSETS                                     $ 17,968,132

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET AS OF MARCH 31, 1999 (UNAUDITED)


LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
                Accounts Payable                             $  3,621,848
                Payroll and Property Taxes Payable                160,799
                Accrued Expenses                                   21,600
                Notes Payable                                   3,433,961
                Accrued Interest                                  573,901
                Other Current Liabilities                          35,979

                TOTAL CURRENT LIABILITIES                       7,848,088

LONG-TERM LIABILITIES:

   TOTAL LONG-TERM LIABILITIES                                  5,000,000

STOCKHOLDERS' EQUITY:
  Convertible Preferred Stock.  Series A. $.001
  Par Value 2,250,000 Shares Authorized,  2,250,000
  Shares Issued and Outstanding (Liquidation
  Preference $7,492,500)                                            2,250

  Common Stock, $.001 Par Value, 75,000,000 Shares
  Authorized, 54,331,687 Issued and Outstanding                    54,331

  Convertible Preferred Stock, Class B, $.25 Par Value,
  5,000,000 Shares Authorized, 1,100,000 Shares Issued
  and Outstanding                                                 275,000

  Additional Paid-in Capital                                   11,176,474

  Deficit Accumulated During the Development Stage             (6,388,011)

  TOTAL STOCKHOLDERS' EQUITY                                    5,120,044

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 17,968,132

See Notes to Financial Statements

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)


                                                            FOR THE PERIOD FROM
                                                              NOVEMBER 9, 1982
                                                            (DATE OF INCEPTION)
                                           NINE MONTHS ENDED     THROUGH
                                               MARCH 31,         MARCH 31,
                                           1999       1998         1999

COSTS AND EXPENSES:
 Research and Development Costs          $          $           $   122,000
 Professional Fees - Due to Bankruptcy                23,083        514,756
 Management Fee - Related Party                                     416,321

 General and Administrative Expenses      684,176    818,605      5,003,478
 Depreciation                              15,533      4,743         65,952

 TOTALS                                   699,709    846,431      6,122,507

OTHER INCOME (EXPENSE):
 Interest Income                                      14,678        109,490
 Interest Expense                        (109,778)   (92,267)      (113,988)
 Interest Expense - Related Party                                  (199,019)
 Rental Income                                                       45,126
 Loss on Non-Marketable Securities                                  (85,000)
 Write off Loan Receivable                                          (90,000)
 Forfeited Deposit                                                 (100,000)
 Other Income                                                           735

 TOTALS                                  (109,778)   (77,589)      (432,656)

 (Loss) from Continuing Operations
  Before Discontinued Operations and
  Extraordinary Item                     (809,487)  (924,020)    (6,555,163)

DISCONTINUED OPERATIONS:
 Gain on Disposal of Subsidiaries                                   389,286
 (Loss) from Discontinued Operations                               (389,286)

 Total Discontinued Operations


 (LOSS)  BEFORE EXTRAORDINARY ITEM       (809,487)  (924,020)    (6,555,163)

EXTRAORDINARY ITEM:
 Extraordinary Gain on Forgiveness
   of Debt                                                          167,152

 NET (LOSS)                             $(809,487) $(924,020)   $(6,388,011)

PER SHARE DATA:
 Net (Loss) Per Common Share              $ (0.02)     $(0.07)


WEIGHTED AVERAGE NUMBER OF SHARES      54,331,687  13,488,243

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

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                         Deficit
                                                                                                         Accumulated   Total
                               Preferred Stock                      Common Stock             Additional  During the    Stock-
                         Series A           Series B                          Subscribed      Paid-In    Development   holders'
                      Shares  Amount    Shares  Amount    Shares  Amount    Shares  Amount    Capital      Stage       Equity
Convert Preferred to
 Common Stock April
 1998                     --      --(4,000,000)(1,000,000)40,000,000 40,000     --      --     960,000           --           --

Issuance of Stock for
 Services April 1998      --      --  100,000   25,000        --      --        --      --          --           --       25,000

Net Loss for the Year
 Ended June 30, 1998      --      --       --       --        --      --        --      --          --   (1,238,679)  (1,238,679)

Balance - June 30,
 1998              2,250,000  $2,250  100,000  $25,000  54,331,687 $54,332      --    $ -- $11,176,474  $(5,578,524)  $5,679,530

Common Stock issued
 in Exchange for Debt
 ($.25 per Share)
 October 1998             --      --1,000,000  250,000        --      --        --      --          --           --      250,000

Net Loss for the Nine
 Months Ended
 March 31, 1998           --      --       --       --        --      --        --      --          --     (809,487)    (809,487)


Balance - December
 31, 1998          2,250,000   2,250 1,100,000 275,000 54,331,687 54,332        --      --  11,176,474   (6,388,011)  $5,120,044

See Notes to Financial Statements

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                             FOR THE PERIOD FROM
                                                               NOVEMBER 9,1982
                                                             (DATE OF INCEPTION)
                                             NINE MONTHS ENDED       THROUGH
                                                 MARCH 31,          MARCH 31,
                                                1999      1998         1999
OPERATING ACTIVITIES:
 Continuing Operations:

  (Loss) Before Extraordinary Item          $(809,487) $(924,020)  $(6,555,163)
  Adjustments to Reconcile Net Loss)
   to Net Cash (Used for)Operating
   Activities:

   Depreciation                                15,533      4,743        65,952
   Amortization of Discount                               45,000        60,000
   Common Stock Issued for Interest                                     14,451
   Common Stock Issued for Services                                    862,500
   Loss on Marketable Securities                                       (85,000)
   Write Off of Loan Receivable                                        (90,000)
   Extraordinary Item                                                  167,152
   Accrued Interest - Related Party                                     52,514
   Allocation of Management Fees - Related Party                       408,000

 Changes in Assets and Liabilities:
  (Increase) Decrease in:
   Due From Officers                                                   (93,000)
   Prepaid Interest                                     11,850        (748,780)
   Due From Parent                                      (8,706)        (13,233)

  Increase (Decrease) in:
   Accounts Payable                           310,752  2,965,563     3,621,848
   Payroll and Property Taxes Payable           6,347     44,191       160,799
   Accrued Interest                           284,319     74,122       573,901
   Accrued Expenses                            (4,579)   (21,778)       21,600

 Discontinued Operations:
  Net (Loss)                                                          (389,286)
  Adjustment to Reconcile Net (Loss) to Net Cash
   (Used for) Operating Activities:
   Gain on Disposal of Assets                                          389,286

  Total Adjustments                           612,372  3,173,292     4,978,694

NET CASH USED FOR OPERATING ACTIVITIES -
 FORWARD                                     $197,115 $2,249,272   $(1,576,469)

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

     In January 1998, the Company again began the process of acquiring financing. After much discussion and many contacts with a wide range of financing groups, the Company entered into three separate agreements to provide the necessary financing, of which two such agreements terminated in the first quarter of 1999. The one remaining agreement calls for the issuance of up to seventy million dollars ($70 million) of first mortgage debt securities which the company hopes to bring to market later this year. This agreement, is strictly confidential until completed. Although the Company is confident in the ability to raise the necessary capital, there can be no assurance that any funds will be provided immediately or in the future.

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

     The Company signed a management agreement with Signature Hospitality Resources, Inc. of Denver, Colorado to manage its Radisson Black Hawk Hotel, a separate agreement to use the national flag of Radisson on the hotel and a contract with Luciani & Associates, LLC of Atlantic City, New Jersey, to manage the casino operations. These two parties assisted the architect in design of their respective operations. As of March 31, 1999, those two agreements have expired. Once financing has been secured, the Company will attempt to negotiate new agreements with others yet be determined.

     The Company is engaged in the design, development and construction of a Hotel and Casino (the "Hotel Casino") in Black Hawk, Colorado. The revised plan for the Hotel Casino will be a nine level complex, featuring three stories of hotel rooms above a two-story, 55,000 square foot casino, and a four story parking garage. Other amenities will include one or more full service restaurants, a buffet, entertainment

     COUNTRY WORLD CASINOS, INC.
     (A DEVELOPMENT STAGE COMPANY)

     lounge and retail shops. When completed as planned, the Hotel Casino will be largest hotel and casino complex in Colorado. Construction and opening of the Hotel Casino is dependent upon the Company's ability to successfully raise the required capital discussed above.

     The casino level of the project, at approximately 55,000 square feet, will be the largest in Colorado and will be capable of accommodating 1,000 slot machines and 32 gaming tables. The Company expects that slot machines will be the greatest source of its gaming revenues. Slot machines are less labor intensive and require less square footage than table games, and also generate higher profit margins.

     An alternative plan, the Company has been reviewing, calls for constructing the casino without hotel rooms which would be added in a second phase at a later date.

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

     In May 1997, the Company issued a promissory note and second deed of trust on the property to Norlar, Inc. for a maximum of $600,000 (First Norlar Note), or so much thereof as may have been advanced by maker, for payments due on the Kennedy loan and for general corporate purposes. As of March 1999, the

     COUNTRY WORLD CASINOS, INC.
     (A DEVELOPMENT STAGE COMPANY)

     Company owed $600,000 on the First Norlar Note. In October 1997, the Company issued a second promissory note (Second Norlar Note) and a fourth deed of trust on the property to Norlar, Inc., again for a maximum of $600,000. As of March 1999, the Company owed $600,000 on the Second Norlar Note. In April 1998, the Company issued a third promissory note (Third Norlar Note) and fifth deed of trust on the property to Norlar, Inc. again for a maximum of $600,000. As of March 1999, the Company owed $600,000 on the Third Norlar Note. In August 1998, the Company issued a fourth promissory note (Fourth Norlar Note) and sixth deed of trust on the property to Norlar, Inc. again for $600,000. As of March 1999, the Company owed $600,000 on the Fourth Norlar note. In January 1999, the Company issued a Fifth Promissory Note (Fifth Norlar Note) and seventh deed of trust on the property to Norlar, Inc. again for $600,000. As of March 1999, the Company owed $332,489 on the Fifth Norlar Note. In addition, for each $100,000 Norlar, Inc. has loaned to the Company, it has authorized the issuance of 500,000 warrants to purchase shares of common stock at $0.20 per share. Norlar, Inc. is a closely-held corporation beneficially owned by Larry Berman and his wife. Mr. Berman is Chairman and Chief Executive Officer of the Company. The loans bear interest at 12% per annum and is to be repaid upon the earlier of the sale of the property, refinance of the property or the financing of the project.

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

     COUNTRY WORLD CASINOS, INC.
     (A DEVELOPMENT STAGE COMPANY)

     PART II.   OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     The Company was the plaintiff and a counterclaim defendant in a lawsuit pending in Denver, Colorado District Court, Case No. 95CV2310. This lawsuit was commenced by the Company on May 26, 1995. The lawsuit between the Company and New Allied and TKCC was stayed upon the filing of the Company's bankruptcy petition in October 1995. That stay was lifted when the bankruptcy case was dismissed in March 1997, and the Company moved forward with these proceedings. The Company filed for Summary Judgment in this matter and hearings were held September and October 1998. Such summary judgment was granted in favor of the Company in October 1998. In addition, the Company filed an appeal of the Bankruptcy Court's ruling. New Allied cross appealed. Such appeals were denied by the United States District Court in August 1998 and the appeals matters are continuing as the Company has appealed this matter to a higher court unopposed. Such appeal is set for oral argument in May 1999.

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



     Date: May 11, 1999