Form 10KSB
period 1999-06-30
COUNTRY WORLD CASINOS INC
filed 1999-09-30
CIK 713443

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                            -------------------

                                FORM 10-KSB

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1999

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

     The aggregate market value of the approximately 12,551,234 shares of the Company's voting stock held by non-affiliates, computed at the average bid and asked prices of such stock in the over-the-counter market, as quoted on the Electronic Bulletin Board on September 20, 1999 was approximately $1,192,367.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports to be filed by Section 12, 13 or 5(d) of the Exchange Act of the distribution of securities under a plan confirmed by a court.

     Yes   X             No

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At September 30, 1999, there were outstanding 54,331,687 shares of the issuer's Common Stock, par value $.001.

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

     In 1993, the Company changed the focus of its planned business operations to the construction of a large, full service, first class casino in Black Hawk, Colorado. In August 1993, the Company completed the acquisition of certain real property located in Black Hawk, Colorado known as Mill Sites 12 and 13, and the Smith Lode Mining Claim, U.S. Survey No. 502 (the
"Property"). Since the Company's purchase of the Property in August 1993, the Company's activities have focused on obtaining the necessary financing and making preparations for construction of the casino on the Property. Despite commitments made by various parties throughout 1997 and 1998, none were able to provide the required financing timely and all contracts to do so were terminated prior to June 1999.

     In June 1999, the Company signed a Letter of Intent with Beverly Hillbillies Gaming Company Inc. and Beverly Hillbillies Gaming Entertainment LLC to enter into a joint venture to finalize development of and finance its Black Hawk, Colorado Casino and Hotel project.

     The new entity will be titled, "Jethro's Beverly Hillbillies Mansion and Casino", and will be redesigned around the characters, settings, events and theme of the 1960's and '70's television sitcom, The Beverly Hillbillies.

     Max Baer, Jr., the founder and chairman of Beverly Hillbillies Gaming Entertainment, LLC successfully secured the exclusive master licenses from CBS and Viacom, Inc. to exploit the Beverly Hillbillies theme in connection with gaming and other entertainment venues. Mr. Baer, who is best known for his portrayal of "Jethro Bodine" during the nine year run of the television series, is also planning a facility in Reno.

     Under the terms of the joint venture, named "Jethro's Black Hawk, LLC," the parties will enter into an operating agreement with each party's participation to be established and set forth in accordance with an equity ownership formula. Beverly Hillbillies Gaming Entertainment, LLC will provide management services for the facility.

Financing, financial advisory services and placement agent services will be provided by Westwood Capital, LLC of New York City, New York who is an investment banking firm specializing in structured debt financing and merger and acquisition transactions for companies in the financial services and real estate industries. Additionally, Westwood Capital provides project and corporate financing for companies in the gaming and hospitality industries.

     During September 1999, the Company completed its final review of an Admission and Operating Agreement securing the commitment of all parties to bring the project to fruition. Under the aforementioned agreements' terms, Jethro's Black Hawk, LLC will assume all existing secured indebtedness of the Company, begin making the required interest payments as of September 30, 1999, and make full payment of all such indebtedness by March 31, 2000.

     All parties acknowledge their responsibility to be approved by the Colorado Gaming Commission and will proceed to do so prior to project completion.

     It is anticipated that construction will begin in early 2000 with an opening set for early 2001.

     Although the Company is confident in the abilities of all parties to provide financing and accomplish all the above mentioned goals, there can be no assurance that any of these items will be provided or completed immediately or in the future.

     Black Hawk is a picturesque mountain town approximately 40 miles west of Denver. In the past year, July 1998 through June 1999, Black Hawk hosted approximately 3 million visitors and generated over 60% of the state's gaming revenues. The Hotel Casino, on the northern most end of the Black Hawk gaming district, will be in a most highly visible location as it is in a direct line of site to all visitors approaching Black Hawk's Gregory Street intersection
on State Highway 119.   The Black Hawk and nearby Central City casino market
includes many small, privately held gaming facilities that the Company believes offer limited amenities and are characterized by a shortage of convenient on-site parking. There are a few large facilities currently operating with varying levels of services and amenities, as well as new facilities planned. The theme, hospitality, ample parking, modern hotel accommodations and a full line of amenities, will set it apart from, and should give it a competitive advantage over, the other casinos in the Black Hawk/Central City market.

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

     The Company's President, Roger Leclerc currently holds a key employee license. The Company, its Chairman and Chief Executive Officer, Larry Berman, and its Secretary/Treasurer, William Patrowicz will apply for their respective licenses at the conclusion of financing to coincide with the start of construction.

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

     Under the Colorado Gaming Act, any person or entity having any direct or indirect interest in a gaming licensee or an applicant for a gaming license, including, but not limited to, the Company and stockholders of the Company, mayb e required to supply the Colorado Gaming Commission with substantial information, including, but not limited to, background information, source of funding information, a sworn statement that such person or entity is not holding his interest for any other party, and finger prints. Such information, investigation and licensing as an "associated person" automatically will be required of all persons (other than certain institutional investors discussed below) which directly or indirectly own ten percent (10%) or more of a direct or indirect legal, beneficial or voting interest in the Company. Such persons must report their interest and file appropriate applications within 45 days after acquiring such interest. Persons directly or indirectly having a five percent (5%) or more interest (but less than 10%) in the Company, must report their interest to the Colorado Gaming Commission within ten (10) days after acquiring such interest and may be required to provide additional information and to be found suitable. If certain institutional investors provide certain information to the Colorado Gaming Commission, such investors, at the Colorado Gaming Commission's discretion, may be permitted to own up to 14.99% of the Company, before being required to be found suitable. All licensing and investigation fees will have to be paid for by the person in question. The associated person investigation fee currently is $48 per hour.

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

     The site is located on Colorado State Highway 119, approximately one-quarter mile past the Gregory Street turn-off that leads to Central City through Black Hawk. As such, the Company's casino facility will not be contiguous to the many casinos which are located on Gregory Street and Main Street in Black Hawk. The facility will be designed to allow for a maximum exposure to approaching traffic, and will be in a direct site line from the turn from the Highway into the town of Black Hawk. The Company believes that it is this ability, and ease of access that should provide the Company a competitive benefit as compared to the other casinos which are located in the central portion of town. Moreover, many casinos in Black Hawk/Central City lack contiguous or convenient parking and, as a result, have had difficulty in attracting and retaining customers. In contrast, the Company's site will offer convenient valet and self parking to its customers, as well as a covered on-site bus turnaround for the convenience of day trip customers.

COMPETITION

     Most of the casinos in the Black Hawk/Central City market are small facilities that provide limited or no parking and do not provide hotel accommodations. Presently, the largest hotel in the Black Hawk/Central City market is the 118 room Harvey's Wagon Wheel located in Central City, which has on-site parking for 195 cars. The Company's Hotel Casino will have 200+/- hotel rooms and suites and will have a parking garage that can accommodate approximately 1,000 cars. Several of the larger casinos are planning to expand their facilities to provide additional casino space, hotel rooms and parking, and several new casinos are either planned, under construction, or recently opened, including the Black Hawk/Jacobs Casino which will include 1,000 gaming devices and parking for 280 cars with provision for a 50 room hotel. The Isle of Capri opened this year and has more than 1,100 slot machines, 24 card tables (for blackjack and poker) and a parking garage for 1,000 cars. The Isle of Capri Casino did not initially provide any hotel accommodations, although it begun construction of a hotel on top of the casino. Riviera Holdings Corporation has recently broke ground to construct a large casino with 1,000 slot machines and parking for 500 cars.

     Guests will be able to access the Company's Hotel Casino directly from State Highway 119, without having to drive through Main Street or Gregory Street, which are the two main streets that comprise the town of Black Hawk. The location of the Hotel Casino at the north end of the town will enable guests to avoid traffic congestion on the two main streets of the town. There is presently a shortage of parking space in Black Hawk and Central City, especially parking spaces located close to the casinos. The Company's Hotel Casino will have an underground parking garage that will be sheltered from inclement weather and will permit customers to quickly park and retrieve their cars. Valet parking will also be provided. In addition, the facility will have a covered bus stop and turn-around that will facilitate access to the Hotel Casino by customers on one-day, over-night or weekend excursions.

ITEM 3.  LEGAL PROCEEDINGS

     The Company was the plaintiff and a counterclaim defendant in a lawsuit pending in Denver, Colorado District Court, Case No. 95CV2310. This lawsuit was commenced by the Company on May 26, 1995. The lawsuit between the Company and New Allied and TKCC was stayed upon the filing of the Company's bankruptcy petition in October 1995. That stay was lifted when the bankruptcy case was dismissed in March 1997, and the Company moved forward with these proceedings. The Company filed for Summary Judgment in this matter and hearings were held September and October 1998. Such Summary Judgement was granted in favor of the Company in October 1998. New Allied and TKCC appealed the Court's ruling in July 1999.

     In addition, the Company filed an appeal of the Bankruptcy Court's ruling. New Allied cross appealed. Such appeals were denied by the United States District Court in August 1998 and the appeals matters are continuing as the Company has appealed this matter to a higher court unopposed. In June 1999, the Tenth Circuit Court of Appeals ruled in favor of the Company in two of the three appeal issues raised. As the matters were unopposed by New Allied and TKCC, the matter has been referred back to the Bankruptcy Court for a final determination as to the amount New Allied and TKCC must return to the Company. The Company believes it is entitled to in excess of $1,000,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fiscal year covered by this Report to a vote of security holders.

                                     PART II

ITEM 5.MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded in the over-the-counter market and is quoted and is listed on the Electronic Bulletin Board under the symbol, "CWRC". The market for the Company's Common Stock must be characterized as a limited market due to the relatively low trading volume. Set forth in the following table are high and low bid quotations for the Company's common stock for the fiscal years ended June 30, 1998 and 1999. The quotations represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions.

Quarter Ended         High     Low
September 30, 1997    .15      .13
December 31, 1997     .34      .25
March 31, 1998        .24      .11
June 30, 1998         .19      .10
September 30, 1998    .16      .06
December 31, 1998     .14      .06
March 31, 1999        .21      .06
June 30, 1999         .20      .05

     At June 30, 1999, there were approximately 1,000 record holders of the Company's Common Stock.

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

     In January 1998, the Company again began the process of acquiring financing. After much discussion and many contacts with a wide range of financing groups, the Company has entered into three separate agreements to provide the necessary financing, of which all terminated during the first half of 1999.

     In June 1999, the Company signed a Letter of Intent with Beverly Hillbillies Gaming Company Inc. and Beverly Hillbillies Gaming Entertainment LLC to enter into a joint venture to finalize development of and finance its Black Hawk, Colorado Casino and Hotel project.

     The new entity will be titled, "Jethro's Beverly Hillbillies Mansion and Casino", and will be redesigned around the characters, settings, events and theme of the 1960's and '70's television sitcom, The Beverly Hillbillies.

     Max Baer, Jr., the founder and chairman of Beverly Hillbillies Gaming Entertainment, LLC successfully secured the exclusive master licenses from CBS and Viacom, Inc. to exploit the Beverly Hillbillies theme in connection with gaming and other entertainment venues. Mr. Baer, who is best known for his portrayal of "Jethro Bodine" during the nine year run of the television series, is also planning a facility in Reno.

     Under the terms of the joint venture, named "Jethro's Black Hawk, LLC," the parties will enter into an operating agreement with each party's participation to be established and set forth in accordance with an equity ownership formula. Beverly Hillbillies Gaming Entertainment, LLC will provide management services for the facility.

     Financing, financial advisory services and placement agent services will be provided by Westwood Capital, LLC of New York City, New York who is an investment banking firm specializing in structured debt financing and merger and acquisition transactions for companies in the financial services and real estate industries. Additionally, Westwood Capital provides project and corporate financing for companies in the gaming and hospitality industries.

     During September 1999, the Company is completing final review of an Admission and Operating Agreement securing the commitment of all parties to bring the project to fruition. Under the aforementioned agreements' terms, Jethro's Black Hawk, LLC will assume all existing secured indebtedness of the Company, begin making the required interest payments as of September 30, 1999, and make full payment of all such indebtedness by March 31, 2000.

     All parties acknowledge their responsibility to be approved by the Colorado Gaming Commission and will proceed to do so prior to project completion.

     It is anticipated that construction will begin in early 2000 with an opening set for early 2001.

     Although the Company is confident in the abilities of all parties to provide financing and accomplish all the above mentioned goals, there can be no assurance that any of these items will be provided or completed immediately or in the future.

     Black Hawk is a picturesque mountain town approximately 40 miles west of Denver. In the past year, July 1998 through June 1999, Black Hawk hosted approximately 3 million visitors and generated over 60% of the state's gaming revenues. The Hotel Casino, on the northern most end of the Black Hawk gaming district, will be in a most highly visible location as it is in a direct line of site to all visitors approaching Black Hawk's Gregory Street intersection
on State Highway 119.   The Black Hawk and nearby Central City casino market
includes many small, privately held gaming facilities that the Company believes offer limited amenities and are characterized by a shortage of convenient on-site parking. There are a few large facilities currently operating with varying levels of services and amenities, as well as new facilities planned. The theme, hospitality, ample parking, modern hotel accommodations and a full line of amenities, will set it apart from, and should give it a competitive advantage over, the other casinos in the Black Hawk/Central City market.

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

LIQUIDITY & CAPITAL RESOURCES

     In March 1996, the Company borrowed $5 million from Kennedy Funding,
Inc. The Company issued a Promissory Note effective May 20, 1996 payable at the rate of 15% per annum until May 19, 1997 (the "First Year Interest Obligation") and at a rate of 24% per annum thereafter. Payments of principal and interest are payable as follows: (a) the First Year Interest Obligation was prepaid at closing; (b) commencing on May 19, 1997 and for each month thereafter, the Company is to make interest only payments, in advance, in the amount of 2% of the then existing principal balance due under the Note; and
(c) the entire outstanding principal balance, together with all accrued and unpaid interest, if not previously paid, shall be finally due and payable on May 19, 1999. Such loan has been extended by its assignee, pending completion of the newest financing effort. The holder of the Note may accelerate the due date for the entire balance of principal, interest and other sums due upon maturity in the event of default under the Note. The default rate of interest is 24% during the first loan year and 36% thereafter. The Note is secured by a first deed of trust on the Property.

      In May 1997, the Company issued a promissory note and second deed of trust on the property to Norlar, Inc. for a maximum of $600,000 (First Norlar
Note), or so much thereof as may have been advanced by maker, for payments due on the Kennedy loan and for general corporate purposes. As of June 1999, the Company owed $600,000 on the First Norlar Note. In October 1997, the Company issued a second promissory note (Second Norlar Note) and a fourth deed of trust on the property to Norlar, Inc., again for a maximum of $600,000. As of June 1999, the Company owed $600,000 on the Second Norlar Note. In April 1998, the Company issued a third promissory note (Third Norlar Note) and fifth deed of trust on the property to Norlar, Inc. again for a maximum of $600,000. As of June 1999, the Company owed $600,000 on the Third Norlar Note. In August 1998, the Company issued a fourth promissory note (Fourth Norlar Note) and sixth deed of trust on the property to Norlar, Inc. again for $600,000. As of June 1999, the Company owed $600,000 on the Fourth Norlar note. In January 1999, the Company issued a Fifth Promissory Note (Fifth Norlar Note) and seventh deed of trust on the property to Norlar, Inc., again for $600,000. As of June 1999, the Company owed $600,000 of the Fifth Norlar Note. In July 1999, the Company issued a sixth promissory note (Sixth Norlar
Note) and eighth deed of trust on the property to Norlar, Inc. for $1,000,000. As of September 1999, the Company owed approximately $700,000 of the Sixth Norlar Note. In addition, for each $100,000 Norlar, Inc. has loaned to the Company, it has authorized the issuance of 500,000 warrants to purchase shares of common stock at $0.20 per share. Norlar, Inc. is a closely-held corporation beneficially owned by Larry Berman and his wife. Mr. Berman is Chairman and Chief Executive Officer of the Company. The loans bear interest at 12% per annum and is to be repaid upon the earlier of the sale of the property, refinance of the property or the financing of the project.

     In September and October of 1997, PCL Construction Services, Inc.

advanced the Company $998,000 to begin the development and design process in advance of funding. As of June 1999, the Company owes PCL Construction approximately $1,200,000, including interest.

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

RESULTS OF OPERATIONS

     The Company has had no revenues from operations. The Company continues to incur losses of approximately $100,000 per month to service the debt of the Kennedy Loan and other ongoing obligations such as rent and utilities for the Company's corporate office. This loss of $1,143,455 in the fiscal year ended June 30, 1999 compares to a loss of operations of $1,238,679 for the year ended June 30, 1998. The ability of the Company to achieve revenues in the future will be dependent upon realization of its plans to develop a gaming and hotel complex on the property.

ITEM 7.  FINANCIAL STATEMENTS

     See attached pages F1 - F9 for financials which fairly represent the Company's status for the year ended June 30, 1999.

ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

     The following is brief biographical information concerning the Company's officers, directors and significant employees:

     Larry S. Berman, age 63, has served as Chief Executive Officer of the Company since June 1995. Mr. Berman served as Chairman of the Board of Directors and Secretary of Holly Holdings, Inc. from June 1992 until December 1997. Since 1982, Mr. Berman has been Vice President of Coastal Leasing and Investment, Inc. where he is responsible for restructuring and otherwise assisting companies to raise debt and equity funds.

     Roger D. Leclerc, age 49, has served as President of the Company since December 1994. Prior thereto Mr. Leclerc served as the Company's project manager for its proposed facility since May 1994. Prior to his involvement with the Country World Casino project, Mr. Leclerc was the General Manager for the Bull Durham Casino in Black Hawk. Immediately prior thereto, he served as a General Manager of the Miner's Pick Casino in Central City. From March 1990 to June 1992, he was the General Manager of A&L Enterprises Inc. in Deadwood, South Dakota, which operated Ms. Kitty's Wilderness Edge Casino and Days Inn Hotel and Casino.

     William H. Patrowicz, age 51, has served as Secretary, Treasurer or the Company since April 1995 and was formerly President of Holly Holdings, Inc. from June 1992 to March 1998. From 1982 to December 1991, Mr. Patrowicz was employed by Gunnebo Fastening Corp., as Senior Vice President of Operations.

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

ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the persons known to the Company to own beneficially more than 5% of the outstanding share of common stock on June 30, 1999 and information as of June 30, 1999 with respect to the ownership of common stock by each director of the Company and by all officers and directors as a group.

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

     In March 1996, the Company borrowed $5 million from Kennedy Funding, Inc. The Company delivered to the lender a Promissory Note effective May 20, 1996 payable at the rate of 15% per annum until May 19, 1997 (the "First Year Interest Obligation") and at a rate of 24% per annum thereafter. Payments of principal and interest are payable as follows: (a) the First Year Interest

Obligation was prepaid at closing; (b) commencing on May 19, 1997 and for each month thereafter, the Company is to make interest only payments, in advance, in the amount of 2% of the then existing principal balance due under the Note; and (c) the entire outstanding principal balance, together with all accrued and unpaid interest, if not previously paid, shall be finally due and payable on May 19, 1999. Such loan has been extended by its assignee pending completion of the newest financing effort. The holder of the Note may accelerate the due date for the entire balance of principal, interest and other sums due upon maturity in the event of default under the Note. The default rate of interest is 24% during the first loan year and 36% thereafter. The Note is secured by a first deed of trust on the Property.

      In May 1997, the Company issued a promissory note and second deed of trust on the property to Norlar, Inc. for a maximum of $600,000 (First Norlar
Note), or so much thereof as may have been advanced by maker, for payments due on the Kennedy loan and for general corporate purposes. As of June 1999, the Company owed $600,000 on the First Norlar Note. In October 1997, the Company issued a second promissory note (Second Norlar Note) and a fourth deed of trust on the property to Norlar, Inc., again for a maximum of $600,000. As of June 1999, the Company owed $600,000 on the Second Norlar Note. In April 1998, the Company issued a third promissory note (Third Norlar Note) and fifth deed of trust on the property to Norlar, Inc. again for a maximum of $600,000. As of June 1999, the Company owed $600,000 on the Third Norlar Note. In August 1998, the Company issued a fourth promissory note (Fourth Norlar Note) and sixth deed of trust on the property to Norlar, Inc. again for $600,000. As of June 1999, the Company owed $600,000 on the Fourth Norlar note. In January 1999, the Company issued a Fifth Promissory Note (Fifth Norlar Note) and seventh deed of trust on the property to Norlar, Inc., again for $600,000. As of June 1999, the Company owed $600,000 of the Fifth Norlar Note. In July 1999, the Company issued a sixth promissory note (Sixth Norlar
Note) and eighth deed of trust on the property to Norlar, Inc. for $1,000,000. As of September 1999, the Company owed approximately $700,000 of the Sixth Norlar Note. In addition, for each $100,000 Norlar, Inc. has loaned to the Company, it has authorized the issuance of 500,000 warrants to purchase shares of common stock at $0.20 per share. Norlar, Inc. is a closely-held corporation beneficially owned by Larry Berman and his wife. Mr. Berman is Chairman and Chief Executive Officer of the Company. The loans bear interest at 12% per annum and is to be repaid upon the earlier of the sale of the property, refinance of the property or the financing of the project.

     In September and October of 1997, PCL Construction Services, Inc. advanced the Company $998,000 to begin the development and design process in advance of funding. As of June 1999, the Company owes PCL Construction approximately $1,200,000, including interest.

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


                              COUNTRY WORLD CASINOS, INC.


Dated:September 30, 1999                By: /s/ Roger D. Leclerc
                                            Roger D. Leclerc, President

     In accordance with the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and int he capacities and on the dates indicated.


Dated: September 30, 1999                  /s/ Larry S. Berman
                                           Larry S. Berman, Chairman & CEO

Dated: September 30, 1999                  /s/ Roger D. Leclerc
                                           Roger D. Leclerc, President and
                                           Director

Dated: September 30, 1999                 /s/ William H. Patrowicz
                                          William H. Patrowicz, Secretary,
                                          Treasurer and Director

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET AS OF JUNE 30, 1999


Assets:
Current Assets:
     Cash                                          0
     Prepaid Expenses                         91,935
     Due From Shareholder                     15,000

     Total Current Assets                    106,935

Property and Equipment:
     Land                                  6,750,475
     Casino Under Development             11,487,616
     Furniture and Equipment                  38,888
     Total                                18,276,979
     Less: Accumulated Depreciation          (38,888)

     Total Property and Equipment         18,238,091

Other Assets:
     Deposits                                 35,000

     Total Assets                         18,380,026



The Accompanying Notes are an Integral Part of these Financial Statements.

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET AS OF JUNE 30, 1999

Liabilities and Stockholders' Equity:
Current Liabilities:
     Accounts Payable                               3,821,295
     Payroll and Property Taxes Payable               162,887
     Accrued Expenses                                  21,600
     Notes Payable                                  3,851,392
     Accrued Interest                                 692,734
     Other Current Liabilities                         44,042

     Total Current Liabilities                      8,593,950

Long-Term Debt:

     Total Long-Term Debt                           5,000,000

Stockholders' Equity:
     Convertible Preferred Stock, Series A,
     $.001 Par Value, 2,250,000 Shares Authorized,
     2,250,000 Shares Issued and Outstanding
     (Liquidation Preference $7,492,500)                2,250

     Convertible Preferred Stock, Class B, $.25
     Par Value, 5,000,000 Shares Authorized,
     100,000 Shares Issued and Outstanding             54,331

     Common Stock, $.001 Par Value, 75,000,000
     Shares Authorized, 54,331,687 Issued and
     Outstanding                                      275,000

     Additional Paid-in Capital                    11,176,474

Deficit Accumulated During the Development Stage   (6,721,979)

     Total Stockholders' Equity                     4,786,076
     Total Liabilities and Stockholders' Equity    18,380,026


The Accompanying Notes are an Integral Part of these Financial Statements.

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

                                                                     For the period from
                                                                       November 9, 1982
                                                                     (Date of Inception)
                                                   Years ended          through June 30,
                                                     June 30,               1 9 9 9
                                              1 9 9 9       1 9 9 8       (Unaudited)
Costs and Expenses:
     Research and Development Costs           $    --       $    --        $ 122,000
     Professional Fees - Due to Bankruptcy         --        23,082          514,756
     General and Administrative Expenses      898,832     1,082,265        5,218,134
     Management Fee - Related Party                --         8,321          416,321
     Depreciation Expense                      15,533         7,905           65,952

     Totals                                   914,365     1,121,573        6,337,163

Other Income (Expense):
     Interest Income                               --        14,678          109,400
     Interest Expense                        (167,170)         (279)        (171,380)
     Interest Expense - Related Party              --      (131,505)        (199,019)
     Rental Income                                 --            --           45,126
     Loss on Non-Marketable Securities             --            --          (85,000)
     Write off of Assets                      (61,920)           --         (151,920)
     Forfeited Deposit                             --            --         (100,000)
     Other Income                                  --            --              735

     Totals                                  (229,090)     (117,106)        (551,968)

     (Loss) from Continuing Operations
     Before Discontinued Operations and
     Extraordinary Item                    (1,143,455)   (1,238,679)      (6,889,131)

Discontinued Operations:
     Gain on Disposal of Subsidiaries              --            --          389,286
     (Loss) from Discontinued Operations           --            --         (389,286)

     Total Discontinued Operations                 --            --               --

     (Loss) Before Extraordinary Item      (1,143,455)   (1,238,679)      (6,889,131)

Extraordinary Item:
     Extraordinary Gain on Forgiveness
      of Debt, Primarily Related Party             --            --          167,152

     Net (Loss)                           $(1,143,455)  $(1,238,679)     $(6,721,979)

Per Share Data:
     (Loss) Per Share Before
     Extraordinary Item                        $ (.02)       $ (.06)
   Extraordinary Item Per Share                    --            --

     Net (Loss) Per Common Share               $ (.02)       $ (.06)

Weighted Average Number of Shares          54,331,687    44,331,687

The Accompanying Notes are an Integral Part of these Financial Statements.

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                           Deficit
                                                                                                         Accumulated   Total
                               Preferred Stock                      Common Stock             Additional  During the    Stock-
                         Series A           Series B                          Subscribed      Paid-In    Development   holders'
                      Shares  Amount    Shares  Amount    Shares  Amount    Shares  Amount    Capital      Stage       Equity
,
November 9, 1982 (Date
 of Inception)            --   $  --        --   $  --        --   $  --        --   $  --   $      --    $      --     $    --

Issuance of Shares for
 Cash ($.51 Per Share)    --      --        --   2,971        15      --        --      --       1,510           --       1,525

Issuance of Common
 Stock to the Public
 ($12.50 Per Share)       --      --        --      --     1,474       8        --      --     644,992           --     645,000

Deferred Offering Costs   --      --        --      --        --      --        --      --    (115,690)          --    (115,690)

Cancellation of Common
 Stock                    --      --        --      --      (800)     (4)       --      --           4           --          --

Issuance of Shares for
 Services ($.18 Per
 Share)                   --      --        --      --    85,714     429        --      --      14,571           --      15,000

Issuance of Common Stock
 at a Discount ($.02 Per
 Share)                   --      --        --      -- 1,339,212   6,696        --      --      13,304           --      20,000

Capital Contribution      --      --        --      --        --      --        --      --       2,850           --       2,850

Net Loss for the Period
 From November 9, 1982
 (Date of Inception)
 Through June 30, 1992    --      --        --      --        --      --        --      --          --     (221,169)   (221,169)

 Balance - June 30, 1992  --      --        --      -- 1,428,571   7,144        --      --     561,541     (221,169)    347,516

Issuance of Common Stock
 at a Discount for
 Services ($.02 Per
 Share), May 1993         --      --        --      --   714,287   3,571        --      --       8,929           --      12,500

Net Loss for Year Ended
 June 30, 1993            --      --        --      --        --      --        --      --          --     (373,401)   (373,401)

 Balance - June 30,
  1993 - Forward          --   $  --        --   $  -- 2,142,858 $10,715        --   $  --    $570,470    $(594,570)   $(13,385)

Change in Par Value
 from $.005 to $.001      --      --        --      --        --  (8,572)       --      --       8,572           --          --

Issuance of Stock for
 Cash September 1993
 ($1.00 Per Share)        --      --        --      --   600,000     600        --      --     599,400           --     600,000

Issuance of Stock
 for Cash August 1993
 ($1.00 Per Share)        --      --        --      -- 1,500,000   1,500        --      --   1,498,500           --   1,500,000



COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY

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


Issuance of Convertible
 Preferred Stock for
 Acquisition of Land
 Valued at $1.00 Per
 Share Issued August
 1993              2,250,000   2,250       --       --        --      --        --      --   2,247,750           --   2,250,000

Issuance of Stock to
 Related Party for
 Cash and Services
 Pursuit to Exercise
 of Options ($1.00
 Per Share)               --      --       --       --   250,000     250        --      --     249,750           --     250,000

Purchase and Cancellation
 of Treasury Stock ($1.00
 Per Share)               --      --       --       --  (125,000)   (125)       --      --    (124,875)          --    (125,000)

Issuance of Stock for
 Cash (140,000 Shares
 and 60,662 Shares
 Issued December 1993
 and January 1994,
 Respectively) at
 $2.50 Per Share
 and $2.47 Per Share,
 Respectively             --      --       --       --   200,000     200        --      --     499,800           --     500,000

Issuance of Common Stock
 for Acquisition of
 Land Valued at $1.00
 Per Share Issued June
 1994                     --      --       --       --   250,000     250        --      --     249,750           --     250,000

Issuance of Common Stock
 for Cash and Services
 Pursuant to Exercise of
 Options (75,000 Shares
 and 20,000 Shares Issued
 April and June 1994
 Respectively at $2.50
 Per Share)               --      --       --       --    95,000      95        --      --     237,405           --     237,500

Issuance of Common Stock
 for Services Rendered
 Valued at $2.50 Per
 Share, issued April 1994  --     --       --       --   200,000     200        --      --     499,800           --     500,000

Subscription of Common
 Stock Pursuant to
 Private Placement
 Offering ($3.00 Per
 Share)                   --      --       --       --        --      --   262,667     263     787,737           --      788,000

Net Loss for Year Ended
 June 30, 1994            --      --       --       --        --      --        --      --          --   (1,490,785)  (1,490,785)

Balance - June 30,
 1994 - Forward    2,250,000  $2,250       --     $ -- 5,113,520  $5,113   262,667    $263  $7,324,059  $(2,085,355)  $5,246,330


COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                                           Deficit
                                                                                                         Accumulated   Total
                               Preferred Stock                      Common Stock             Additional  During the    Stock-
                         Series A           Series B                          Subscribed      Paid-In    Development   holders'
                      Shares  Amount    Shares  Amount    Shares  Amount    Shares  Amount    Capital      Stage       Equity



Issuance of Common
 Stock Pursuant to
 Private Placement
 Offering - December
 1994 ($2.67 Per Share)   --      --       --       --   460,000     460        --      --   1,229,040           --    1,229,500

Convert Subscribed Stock
 to Common and Record
 Fees - December 1994     --      --      --       --    262,667     263  (262,667)   (263)         --           --           --

Issuance of Stock to
 Parent for Outstanding
 Note issued April 20,
 1995 ($.20 Per Share)    --      --      --       --  5,000,000   5,000        --      --   1,009,451           --    1,014,451

Net Loss for Year Ended
 June 30, 1995            --      --      --       --         --      --        --      --          --     (757,659)    (757,659)

 Balance - June
  30, 1995         2,250,000   2,250      --       -- 10,836,187  10,836        --      --   9,562,550   (2,843,014)   6,732,622

Net Loss for Year
 Ended June 30, 1996      --      --      --       --         --      --        --      --          --     (416,440)    (416,440)

 Balance - June
  30, 1996         2,250,000   2,250      --       -- 10,836,187  10,836        --      --   9,562,550   (3,259,454)   6,316,182

Issuance of Preferred
 Stock - Class B in
 Exchange for Parent
 Debt ($.25 Per Share)
 April 1997               --      -- 4,000,000 1,000,000      --      --        --      --          --           --    1,000,000

Common Stock Issued in
 Exchange for Parent
 Debt ($.20 Per Share)
 April 1997               --      --      --       --  1,250,000   1,250        --      --     248,750           --      250,000

Warrants Issued for
 1,000,000 Shares of
 Common Stock in
 connection with Norlar,
 Inc. debt financing
 (.06 Per Warrant)        --      --      --       --        --       --        --      --      60,000           --       60,000

Net Loss for Year
 Ended June 30, 1997      --      --      --       --        --       --        --      --          --   (1,080,391)  (1,080,391)

Balance - June
 30, 1997          2,250,000  $2,250 4,000,000 $1,000,000 12,086,187 $12,086    --    $ --  $9,871,300  $(4,339,845)  $6,545,791

Issuance of Common
 Stock for Services
 Rendered Valued at
 $.20 per Share,
 July 1997                --      --      --       --  1,000,000   1,000        --      --     199,000           --      200,000



The Accompanying Notes are an Integral Part of these Financial Statements.


COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY

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

Issuance of Common
 Stock in Exchange
 for Debt and Services
 to be Rendered
 ($.1875 Per Share)
 September 1997           --      --      --       --   395,500      396        --      --      73,761           --       74,157

Issuance of Common
 Stock for Services
 Rendered and Debt
 Exchange ($.086
 Per Share)
 March 1998              --       --      --       --    85,000      850        --      --      72,413           --       72,263

Net Loss for Year
 Ended June 30. 1998     --       --      --       --        --       --        --      --          --   (1,238,679)  (1,238,679)

Issuance of Stock for
 Services March 1998     --       -- 100,000   25,000        --       --        --      --          --           --           --

Convert Preferred Stock
 to Common Stock
 - April 1998            --       --(4,000,000)(1,000,000)40,000,000 40,000     --      --     960,000           --           --

  Balance - June
   30, 1998       2,250,000    2,250 100,000   25,000 44,331,687 $54,332        --      --  11,176,474   (5,578,525)   5,679,530

Preferred Stock issued
 in Exchange for Debt
($.25 per Share)
 October 1998            --       -- 1,000,000 250,000      --       --         --      --          --           --      250,000

Net Loss for the Year
 Ended June 30, 1999     --       --     --       --        --       --         --      --          --   (1,143,455)  (1,143,455)

Balance - June
 30, 1999         2,250,000    2,250 1,100,000 275,000 54,331,687 54,332        --      --  11,176,474   (6,721,979)   4,786,076

The Accompanying Notes are an Integral Part of these Financial Statements.



COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

                                                                                      For the period from
                                                                                        November 9, 1982
                                                                                       (Date of Inception)
                                               Years ended                                    through
                                                 June 30,                                     June 30,
                                                 1 9 9 9                1 9 9 8               1 9 9 8
                                                                                            (Unaudited)
Operating Activities:
     Continuing Operations:
        (Loss) Before Extraordinary Item       $(1,143,455)          $ (1,236,679)          $(6,889,131)
        Adjustments to Reconcile Net
        (Loss) to Net Cash (Used for)
        Operating Activities:
          Depreciation                              15,533                  7,905                65,952
          Amortization of Discount - Related Party      --                 45,000                60,000
          Common Stock Issued for Interest              --                     --                14,451
          Preferred Stock Issued for Services      225,000                 25,000             1,087,500
          Loss on Nonmarketable Securities              --                     --               (85,000)
          Write off of Loan Receivable                  --                     --               (90,000)
          Extraordinary Item, Primarily Related Party   --                     --               167,152
          Accrued Interest - Related Party              --                     --                52,514
          Allocation of Management Fees - Related
           Party                                        --                     --               408,000
          Due from Officers                             --                (93,000)              (93,000)
          Due from Shareholder                          --                (13,233)              (13,233)

     Changes in Assets and Liabilities:
          (Increase) Decrease in:
          Prepaid Interest                         (91,935)               (11,850)             (840,715)

     Increase (Decrease) in:
          Accounts Payable                         510,199              3,372,981             3,821,295
          Payroll and Property Taxes Payable         8,435                 58,991               162,887
          Accounts Payable - Liabilities
          Subject to Compromise                         --                     --                    --
          Accrued Interest                         403,152                113,639               692,734
          Accrued Interest - Liabilities
          Subject to Compromise                         --                     --                    --
          Accrued Expenses                          (4,583)                (2,609)               21,596
          Accrued Expenses - Subject to Compromise      --                     --                    --

     Discontinued Operations:
          Net (Loss)                                    --                     --              (389,286)
          Adjustments to Reconcile Net (Loss)to Net Cash
               (Used for) Operating Activities:
               Gain on Disposal of Assets
                                                        --                     --               389,286

     Total Adjustments                           1,065,801              3,502,824             5,432,133

Net Cash Provided (Used) by Operating
 Activities - Forward                         $    (77,654)            $2,264,145           $(1,456,998)

The Accompanying Notes are an Integral Part of these Financial Statements.

                                     F-8

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
                                                                                      For the period from
                                                                                        November 9, 1982
                                                                                       (Date of Inception)
                                               Years ended                                    through
                                                 June 30,                                     June 30,
                                                 1 9 9 9                1 9 9 8               1 9 9 8
                                                                                            (Unaudited)

Net Cash Used for Operating Activities -
 Forward                                      $    (77,654)            $2,264,145           $(1,456,998)

Investing Activities:
     Purchase of Land and Payment of
     Casino Development Costs                     (804,743)            (4,569,002)          (10,588,616)
     Purchase of Furniture and Equipment                --                  5,209               (52,197)
     Investment in Patent                               --                     --               (62,000)
     Deposits and Other                                 --                (35,000)              (35,630)
     (Increase) Decrease in Restricted Cash             --                     --                    --

     Net Cash Used for Investing Activities       (804,743)            (4,598,793)          (10,738,183)

Financing Activities:
     Payment of Capital Lease Obligation                --                     --                (4,233)
     Proceeds from Long-Term Borrowings                 --                 34,224             6,034,224
     Advances from Parent                               --                     --             1,254,003
     Disbursement to Parent                             --               (196,878)             (513,257)
     Proceeds from Related Party Notes                  --              2,317,200             3,149,146
     Repayments on Long-Term Borrowings                 --                     --            (3,450,000)
     Proceeds from Stock and Warrant Issuance      250,000                251,613             5,722,448
     Capital Contribution                               --                     --                 2,850

     Net Cash Provided by (Used for)
     Financing Activities                         (882,216)             2,406,159           12,195,181

     Net (Decrease) Increase in Cash                  (181)                (4,780)                  --

Cash - Beginning of Periods                            181                  4,961                   --

     Cash - End of Periods                    $         --            $       181          $        --

Supplemental Disclosure of Cash Flow Information:

                                     F-9