Form 10QSB
period 1999-09-30
COUNTRY WORLD CASINOS INC
filed 1999-11-15
CIK 713443

Form 10-QSB

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's class of common stock. The Registrant had 54,331,687 shares of its common stock outstanding as of September 30, 1999.

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)


INDEX




Part I:     FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheet as of September 30, 1999 (Unaudited)..........1

          Statements of Operations for the three months ended
          September 30, 1999 and 1998 and for the period from
          November 9, 1982 (Date of Inception) through
          September 30, 1999 (Unaudited)..............................3

          Statements of Stockholders' Equity (Unaudited)..............4

Item 2.   Management's Discussion and Analysis or Plan of Operation...9

Part II:  OTHER INFORMATION

Item 1.   Legal Proceedings..........................................12

Item 3.   Defaults upon Senior Securities............................12

Item 6.   Exhibits and Reports on Form 8-K...........................12

Signature Page.......................................................13

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET AS OF SEPTEMBER 30, 1999 (UNAUDITED)

Assets:
Current Assets:
     Cash                                          0
     Prepaid Interest                         91,935
     Prepaid Expenses                         15,000

     Total Current Assets                    106,935

Property and Equipment:
     Land                                  6,750,475
     Casino Under Development             12,018,000
     Furniture and Equipment                  38,888

     Total                                18,807,363
     Less: Accumulated Depreciation          (38,888)

     Total Property and Equipment         18,768,475

Other Assets:
     Deposits                                 35,000

     Total Assets                         18,910,410

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET AS OF JUNE 30, 1999

Liabilities and Stockholders' Equity:
Current Liabilities:
     Accounts Payable                               3,525,760
     Payroll and Property Taxes Payable               164,976
     Accrued Expenses                                  21,600
     Notes Payable                                  9,320,848
     Accrued Interest                                 828,915
     Other Current Liabilities                         49,204

     Total Current Liabilities                     13,911,303

Stockholders' Equity:
     Convertible Preferred Stock, Series A,
     $.001 Par Value, 2,250,000 Shares Authorized,
     2,250,000 Shares Issued and Outstanding
     (Liquidation Preference $7,492,500)                2,250

     Common Stock, $.001 Par Value, 75,000,000
     Shares Authorized, 54,331,687 Issued and
     Outstanding                                       54,331

     Convertible Preferred Stock, Class B, $.25
     Par Value, 5,000,000 Shares Authorized,
     1,100,000 Shares Issued and Outstanding          275,000

     Additional Paid-in Capital                    11,176,474

Deficit Accumulated During the Development Stage   (6,508,948)

     Total Stockholders' Equity                     4,999,107

     Total Liabilities and Stockholders' Equity    18,910,410

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

                                                                     For the period from
                                                                       November 9, 1982
                                               Three months ended    (Date of Inception)
                                                    Sept. 30,          through Sept. 30,
                                              1 9 9 9       1 9 9 8          1 9 9 9
Costs and Expenses:
     Research and Development Costs           $    --       $    --        $ 122,000
     Professional Fees - Due to Bankruptcy         --            --          514,756
     General and Administrative Expenses     (222,303)      204,435        4,995,831
     Management Fee - Related Party                --            --          416,321
     Depreciation                                  --            --           65,952

     Totals                                  (222,303)      204,435        6,114,860

Other Income (Expense):
     Interest Income                               --            --          109,490
     Interest Expense                          (9,272)           --         (379,671)
     Rental Income                                 --            --           45,126
     Loss on Non-Marketable Securities             --            --          (85,000)
     Write off of Assets                           --            --         (151,920)
     Forfeited Deposit                             --            --         (100,000)
     Other Income                                  --            --              735

     Totals                                    (9,272)           --         (561,240)

     (Loss) from Continuing Operations
     Before Discontinued Operations and
     Extraordinary Item                       213,031       204,435       (6,676,100)

Discontinued Operations:
     Gain on Disposal of Subsidiaries              --            --          389,286
     (Loss) from Discontinued Operations           --            --         (389,286)

     Total Discontinued Operations                 --            --               --

     (Loss) Before Extraordinary Item         213,031      (204,435)      (6,676,100)

Extraordinary Item:
     Extraordinary Gain on Forgiveness
      of Debt, Primarily Related Party             --            --          167,152

     Net (Loss)                           $   213,031   $  (204,435)     $(6,508,948)

Per Share Data:
     Net (Loss) Per Common Share              $  .004       $ (.004)

Weighted Average Number of Shares          54,331,687    54,331,687

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



COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                           Deficit
                                                                                                         Accumulated   Total
                               Preferred Stock                      Common Stock             Additional  During the    Stock-
                         Series A           Series B                          Subscribed      Paid-In    Development   holders'
                      Shares  Amount    Shares  Amount    Shares  Amount    Shares  Amount    Capital      Stage       Equity

Convert Preferred Stock
 to Common Stock
 - April 1998            --       --(4,000,000)(1,000,000)40,000,000 40,000     --      --     960,000           --           --

Issuance of Stock for
 Services April 1998     --       -- 100,000   25,000        --       --        --      --          --           --       25,000

Net Loss for Year
 Ended June 30, 1998     --       --      --       --        --       --        --      --          --   (1,238,679)  (1,238,679)

 Balance - June
   30, 1998       2,250,000    2,250 100,000   25,000 54,331,687 $54,332        --      --  11,176,474   (5,578,524)   5,679,530

Preferred Stock issued
 in Exchange for Debt
($.25 per Share)
 October 1998            --       -- 1,000,000 250,000      --       --         --      --          --           --      250,000

Net Loss for the Year
 Ended June 30c

Balance - June
 30, 1999         2,250,000    2,250 1,100,000 275,000 54,331,687 54,332        --      --  11,176,474   (6,721,979)   4,786,076

Net Gain for the
Three Months ended
Sept. 30, 1999           --       --      --       --        --       --        --      --          --      213,031      213,031

Balance - Sept.
 30, 1999         2,250,000    2,250 1,100,000 275,000 54,331,687 54,332        --      --  11,176,474   (6,508,948)   4,999,107

See Notes to Financial Statements


COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

                                                                                      For the period from
                                                                                        November 9, 1982
                                                                                       (Date of Inception)
                                                        Three months ended                   through
                                                             Sept. 30,                      Sept. 30,
                                                 1 9 9 9                1 9 9 8              1 9 9 9
Operating Activities:
     Continuing Operations:
        (Loss) Before Extraordinary Item       $   213,031           $    204,485           $(6,676,100)
        Adjustments to Reconcile Net
        (Loss) to Net Cash (Used for)
        Operating Activities:
          Depreciation                                  --                     --                65,952
          Amortization of Discount                      --                     --                60,000
          Common Stock Issued for Interest              --                     --                14,451
          Common Stock Issued for Services              --                     --             1,087,500
          Loss on Nonmarketable Securities              --                     --               (85,000)
          Write off of Loan Receivable                  --                     --               (90,000)
          Extraordinary Item                            --                     --               167,152
          Accrued Interest - Related Party              --                     --                52,514
          Allocation of Management Fees - Related
           Party                                        --                     --               408,000

     Changes in Assets and Liabilities:
          (Increase) Decrease in:
          Due from Officers                             --                     --               (93,000)
          Prepaid Interest                              --                 15,000              (840,715)
          Due from Shareholder                          --                     --               (13,233)

     Increase (Decrease) in:
          Accounts Payable                        (295,535)               184,161             3,525,760
          Payroll and Property Taxes Payable         2,089                     --               164,976
          Accrued Interest                         136,181                 53,659               828,915
          Accrued Expenses                              --                 (4,583)               21,600

     Discontinued Operations:
          Net (Loss)                                    --                     --              (389,286)
          Adjustments to Reconcile Net (Loss)to
            Net Cash (Used for) Operating Activities:
               Gain on Disposal of Assets               --                     --               389,286

     Total Adjustments                             157,265                248,237             5,274,812

Net Cash Provided (Used) by Operating
 Activities - Forward                         $     55,766             $   43,752           $(1,401,228)

                                     8

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

     During September and October 1999, the Company is completing final review of an Admission and Operating Agreement securing the commitment of all parties to bring the project to fruition. Under the aforementioned agreements' terms, Jethro's Black Hawk, LLC will assume all existing secured indebtedness of the Company, begin making the required interest payments as of September 30, 1999, and make full payment of all such indebtedness by March 31, 2000.

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

     In October 1998, the Company converted $250,000 of debt to the Company's officers into Series B Preferred stock and in October 1999, half was converted into common stock in accordance with its terms.

Results of Operations

     The Company has had no revenues from operations. The Company continues to incur losses of approximately $200,000 per month to service the Kennedy Funding Note and other ongoing obligations such as rent and utilities for the Company's corporate office. The ability of the Company to achieve revenues in the future will be dependent upon realization of its plans to develop a gaming and hotel complex on the property.

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company was the plaintiff and a counterclaim defendant in a lawsuit pending in Denver, Colorado District Court, Case No. 95CV2310. This lawsuit was commenced by the Company on May 26, 1995. In October 1999, the Company signed a settlement agreement and mutual release with New Allied and TKCC. All parties are simultaneously dismissing all outstanding litigation accordingly.

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



Date: November 15, 1999