Form 10QSB
period 2000-03-31
COUNTRY WORLD CASINOS INC
filed 2000-05-16
CIK 713443

Form 10-QSB

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2000

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

Indicate the number of shares outstanding of each of the issuer's class of common stock. The Registrant had 61,581,687 shares of its common stock outstanding as of March 31, 2000.

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX

Part I:   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheet as of March 31, 2000 (Unaudited)                1

          Statements of Operations for the nine months ended
            March 31, 2000 and 1999 and for the period from
            November 9, 1982 (Date of Inception) through
            March 31, 2000 (Unaudited)                                  3

          Statements of Stockholders' Equity (Unaudited)                4

Item 2.     Management's Discussion and Analysis or Plan of Operation   9

Part II:     OTHER INFORMATION

Item 1.     Legal Proceedings                                          13

Item 3.     Defaults upon Senior Securities                            13

Item 6.     Exhibits and Reports on Form 8-K                           13

Signature Page                                                         14

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET AS OF DECEMBER 31, 1999 (UNAUDITED)

Assets:
Current Assets:
     Cash                                          0
     Prepaid Interest                         91,935
     Prepaid Expenses                         15,000

     Total Current Assets                    106,935

Property and Equipment:
     Land                                  6,750,475
     Casino Under Development             13,177,859
     Furniture and Equipment                  38,888

     Total                                19,967,222
     Less: Accumulated Depreciation          (38,888)

     Total Property and Equipment         19,928,334

Other Assets:
     Deposits                                 35,000

     Total Assets                         20,070,269

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET AS OF DECEMBER 31, 1999

Liabilities and Stockholders' Equity:
Current Liabilities:
     Accounts Payable                               1,855,820
     Payroll and Property Taxes Payable               167,065
     Accrued Expenses                                  21,600
     Notes Payable                                 10,247,137
     Accrued Interest                               1 152,433
     Other Current Liabilities                         53,569

     Total Current Liabilities                     13,497,624

Stockholders' Equity:
     Common Stock, $.001 Par Value, 75,000,000
     Shares Authorized, 61,581,687 Issued and
     Outstanding                                       61,582

     Convertible Preferred Stock, Class B, $.25
     Par Value, 5,000,000 Shares Authorized,
     600,000 Shares Issued and Outstanding            150,000

     Additional Paid-in Capital                    11,296,474

Deficit Accumulated During the Development Stage   (4,935,411)

     Total Stockholders' Equity                     6,572,645

     Total Liabilities and Stockholders' Equity    20,070,269

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

                                                                     For the period from
                                                                       November 9, 1982
                                               Three months ended    (Date of Inception)
                                                  December 31,       through December 30,
                                              1 9 9 9       1 9 9 8          1 9 9 9
Costs and Expenses:
     Research and Development Costs           $    --       $    --        $ 122,000
     Professional Fees - Due to Bankruptcy         --            --          514,756
     Management Fee - Related Party                --            --          416,321
     General and Administrative Expenses      515,801       684,176        5,733,934
     Depreciation                                  --        15,533           65,952

     Totals                                   515,801      699,709        6,852,963

Other Income (Expense):
     Interest Income                               --            --          109,490
     Interest Expense                         (54,560)     (109,778)        (422,959)
     Rental Income                                 --            --           45,126
     Loss on Non-Marketable Securities             --            --          (85,000)
     Write off of Assets                           --            --         (151,920)
     Forfeited Deposit                             --            --         (100,000)
     Other Income                                  --            --              735

     Totals                                   (54,560)     (109,778)        (606,528)


     (Loss) from Continuing Operations
     Before Discontinued Operations and
     Extraordinary Item                      (570,361)     (809,487)      (7,459,491)

Discontinued Operations:
     Gain on Disposal of Subsidiaries              --            --          389,286
     (Loss) from Discontinued Operations           --            --         (389,286)

     Total Discontinued Operations                 --            --               --

     (Loss) Before Extraordinary Item        (570,361)     (809,487)      (7,459,491)

Extraordinary Item:
     Extraordinary Gain on Forgiveness
      of Debt                               2,356,929            --        2,524,080

     Net (Loss)                           $ 1,786,568   $  (809,487)     $(4,935,411)

Per Share Data:
     Net (Loss) Per Common Share              $   .03       $ (.02)

Weighted Average Number of Shares          61,581,687    54,331,687

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



COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                           Deficit
                                                                                                         Accumulated   Total
                               Preferred Stock                      Common Stock             Additional  During the    Stock-
                         Series A           Series B                          Subscribed      Paid-In    Development   holders'
                      Shares  Amount    Shares  Amount    Shares  Amount    Shares  Amount    Capital      Stage       Equity

Convert Preferred Stock
 to Common Stock
 - April 1998            --       --(4,000,000)(1,000,000)40,000,000 40,000     --      --     960,000           --           --

Issuance of Stock for
 Services April 1998     --       -- 100,000   25,000        --       --        --      --          --           --       25,000

Net Loss for Year
 Ended June 30, 1998     --       --      --       --        --       --        --      --          --   (1,238,679)  (1,238,679)

 Balance - June
   30, 1998       2,250,000    2,250 100,000   25,000 54,331,687 $54,332        --      --  11,176,474   (5,578,524)   5,679,530

Preferred Stock issued
 in Exchange for Debt
($.25 per Share)
 October 1998            --       -- 1,000,000 250,000      --       --         --      --          --           --      250,000

Net Loss for the Year
 Ended June 30

Balance - June
 30, 1999         2,250,000    2,250 1,100,000 275,000 54,331,687 54,332        --      --  11,176,474   (6,721,979)   4,786,076

Convert Preferred
to Common Stock
October 1999     (2,250,000)  (2,250)       --      -- 2,250,000   2,250        --      --          --           --           --

Convert Preferred
to Common Stock
November 1999            --       -- (500,000) (125,000) 5,000,000 5,000        --      --     120,000           --           --

Net Gain for the
Nine Months ended
March 2000               --       --        --      --       --       --        --      --          --   1,786,568     1,786,568

Totals                   --       --   600,000  150,000 61,581,687 61,582       --      --  11,296,474  (4,935,411)    6,572,645


See Notes to Financial Statements


COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

                                                                                      For the period from
                                                                                        November 9, 1982
                                                                                      (Date of Inception)
                                                        Nine months ended                   through
                                                             March 31,                     March 31,
                                                 2 0 0 0                1 9 9 9             2 0 0 0
Operating Activities:
     Continuing Operations:
        (Loss) Before Extraordinary Item       $ (570,361)           $  (809,487)         $(7,459,491)
        Adjustments to Reconcile Net
        (Loss) to Net Cash (Used for)
        Operating Activities:
          Depreciation                                  --                (15,533)               65,952
          Amortization of Discount                      --                     --                60,000
          Common Stock Issued for Interest              --                     --                14,451
          Common Stock Issued for Services              --                     --             1,087,500
          Loss on Nonmarketable Securities              --                     --               (85,000)
          Write off of Loan Receivable                  --                     --               (90,000)
          Extraordinary Item                     2,356,929                     --             2,524,081
          Accrued Interest - Related Party              --                     --                52,514
          Allocation of Management Fees - Related
           Party                                        --                     --               408,000

     Changes in Assets and Liabilities:
          (Increase) Decrease in:
          Due from Officers                             --                     --               (93,000)
          Prepaid Interest                              --                     --              (840,715)
          Due from Shareholder                          --                     --               (13,233)

     Increase (Decrease) in:
          Accounts Payable                      (1,965,475)               310,752             1,855,820
          Payroll and Property Taxes Payable            --                  6,347               167,065
          Accrued Interest                         459,699                284,319             1,152,433
          Accrued Expenses                              --                 (4,579)               21,600

     Discontinued Operations:
          Net (Loss)                                    --                     --              (389,286)
          Adjustments to Reconcile Net (Loss)to
            Net Cash (Used for) Operating Activities:
               Gain on Disposal of Assets               --                     --               389,286

     Total Adjustments                             851,153                612,372             6,287,467

Net Cash Provided (Used) by Operating
 Activities - Forward                         $    280,792             $  197,115           $(1,176,205)

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

During September and October 1999, the Company completed final review of an Admission and Operating Agreement securing the commitment of all parties to bring the project to fruition. Under the aforementioned agreements' terms, Jethro's Black Hawk, LLC would have assumed all existing secured indebtedness of the Company, begin making the required interest payments as of September 30, 1999, and make full payment of all such indebtedness by March 31, 2000.

As of March 31, 2000, the parties have not yet signed such agreements and no debts were assumed as Beverly Hillbillies Gaming Entertainment LLC has experienced problems in closing on its property for the Reno project.
The Company has been advised, by Beverly Hillbillies Gaming that a resolve to their Reno property issue has been delayed until at least July at which time the companies will meet to establish a new schedule. Additionally, they advised that they and Westwood Capital remain committed to the project, despite their Reno property acquisition delay. All parties acknowledge their responsibility to be approved by the Colorado Gaming Commission and will proceed to do so prior to project completion.

It is still anticipated that construction could begin sometime in 2000.

Although the Company is confident in the abilities of all parties to provide financing and accomplish all the above mentioned goals, there can be no assurance that any of these items will be provided or completed immediately or in the future. Despite its ongoing relationship with Beverly Hillbillies Gaming Entertainment, LLC, the Company is continued to research other means and sources of bringing the project to fruition. To that effect, in December 1999, the Company signed a short-term thirty day exclusive agreement with a Florida lending group to secure the necessary funds to complete the project and submitted a proposal to Casinos Austria International to manage or joint venture the proposed facility. As of March 31, 2000, no results were attained from this source and all agreements were terminated.

In November 1999, the Company contracted with Heritage West of Black Hawk, Colorado to locate a joint venture partner, lease or in the extreme, sell the property on terms suitable to the Company. No results have been attained by this source as of this date.

In March 2000, the Company was made aware of a listing problem with the OTC Bulletin Board, due to the lack of an unqualified auditor's opinion letter being a part of its June 30, 1999 10-KSB filing with the Securities and Exchange Commission. The Company's stock listing was moved to the pink sheets effective April 4, 2000 as a market maker in the Company's stock filed for listing accordingly. The Company must remain a pink sheet listing for at least 30 days, at which time if the Company's filings have been brought to an acceptable level, can apply to be re-listed on the OTC Bulletin Board.

In order to accomplish this task, the Company must pay its current auditors a sum of approximately $55,000 for past services rendered or contract with a new firm for which a $30,000 fee is required. The Company is currently working to locate such funds, perform the necessary task and complete its filings for re-listing.

In March 2000, the Company's Chairman and CEO, Mr. Larry Berman resigned his position citing a conflict of interest with regard to extensive loans made to the Company, as well as personal issues. See Item 6, Exhibits and Reports on Form 8-K.

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

LIQUIDITY & CAPITAL RESOURCES

In March 1996, the Company borrowed $5 million from Kennedy Funding, Inc. The Company issued a Promissory Note effective May 20, 1996 payable at the rate of 15% per annum until May 19, 1997 (the "First Year Interest Obligation") and at a rate of 24% per annum thereafter. Payments of principal and interest are payable as follows: (a) the First Year Interest Obligation was prepaid at closing; (b) commencing on May 19, 1997 and for each month thereafter, the Company is to make interest only payments, in advance, in the amount of 2% of the then existing principal balance due under the Note; and (c) the entire outstanding principal balance, together with all accrued and unpaid interest, if not previously paid, shall be finally due and payable on May 19, 1999.
Such loan was not paid and was extended by its new assignee Norlar, Inc., pending completion of the newest financing effort. The holder of the Note may accelerate the due date for the entire balance of principal, interest and other sums due upon maturity in the event of default under the Note. The annual rate of interest is 36% for the life of the loan. The Note is secured by a first deed of trust on the Property. Norlar, Inc. is a corporation beneficially owned by the Company's former Chairman and CEO, Mr. Larry Berman and his wife.

In May 1997, the Company issued a promissory note and second deed of trust on the property to Norlar, Inc. for a maximum of $600,000 (First Norlar Note), or so much thereof as may have been advanced by maker, for payments due on the Kennedy loan and for general corporate purposes. As of March 2000, the Company owed $600,000 on the First Norlar Note. In October 1997, the Company issued a second promissory note (Second Norlar Note) and a fourth deed of trust on the property to Norlar, Inc., again for a maximum of $600,000. As of March 2000, the Company owed $600,000 on the Second Norlar Note. In April 1998, the Company issued a third promissory note (Third Norlar Note) and fifth deed of trust on the property to Norlar, Inc. again for a maximum of $600,000. As of March 2000, the Company owed $600,000 on the Third Norlar Note. In August 1998, the Company issued a fourth promissory note (Fourth Norlar Note) and sixth deed of trust on the property to Norlar, Inc. again for $600,000. As of December 1999, the Company owed $600,000 on the Fourth Norlar note. In January 1999, the Company issued a Fifth Promissory Note (Fifth Norlar Note) and seventh deed of trust on the property to Norlar, Inc., again for $600,000. As of March 2000, the Company owed $600,000 on the Fifth Norlar Note. In July 1999, the Company issued a sixth promissory note (Sixth Norlar
Note) and eighth deed of trust on the property to Norlar, Inc. for $1,000,000. As of March 2000, the Company owed $1,000,000 on the Sixth Norlar Note. No further deeds of trust will be issued at this time. In addition, for each $100,000 Norlar, Inc. has loaned to the Company, it has authorized the issuance of 500,000 warrants to purchase shares of common stock at $0.20 per share. Norlar, Inc. is a closely held corporation beneficially owned by the Company's former Chairman and CEO, Larry Berman and his wife. The loans bear interest at 12% per annum and is to be repaid upon the earlier of the sale of the property, refinance of the property or the financing of the project.

In September and October of 1997, PCL Construction Services, Inc. advanced the Company $998,000 to begin the development and design process in advance of funding. As of March 2000, the Company owes PCL Construction approximately $1,300,000, including interest.
In July 1998, the Company settled an ongoing dispute with New Allied Development Corporation with regard to a piece of property outside the gaming district in Black Hawk, Colorado. Title to such property was returned to New Allied, therefore reducing the Company's debt by $750,000, plus applicable taxes due.

In October 1998, the Company converted $250,000 of debt to the Company's officers into Series B Preferred stock. In October 1999, half of the October 1998 issuance was converted into common stock in accordance with its terms.

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

RESULTS OF OPERATIONS

The Company has had no revenues from operations. The Company continues to incur losses of approximately $200,000 per month to service the assigned Kennedy Funding Note to Norlar, Inc. and other ongoing obligations such as rent and utilities for the Company's corporate office. The Company has had extraordinary gain on forgiveness of debt this fiscal year in the amount of 2,356,929 due to elimination of a development contract booked as debt in 1997 & 1998 and allocation of other development expenses against the cost of engineering and design of the facility. The ability of the Company to achieve revenues in the future will be dependent upon realization of its plans to develop a gaming and hotel complex on the property.

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Form 8-K, as filed with the Securities and Exchange Commission on March 6, 2000 with regard to the resignation of the Company's Chairman and Chief Executive Officer, Mr. Larry Berman.

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



Date: May 15, 2000