Form 10KSB
period 2000-06-30
COUNTRY WORLD CASINOS INC
filed 2000-10-02
CIK 713443

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _________________

                                  FORM 10-KSB

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2000

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


         200 Monument Road, Suite 9, Bala Cynwyd, Pennsylvania 19004
             (Address of Principal Executive Offices)(Zip Code)

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

     The aggregate market value of the approximately 59,981,687 shares of the Company's voting stock held by non-affiliates, computed at the average bid and asked prices of such stock in the over-the-counter market, as quoted on the Electronic Bulletin Board on September 20, 2000 was approximately $1,199,634.

Issuers Involved in Bankruptcy Proceedings During the Past Five Years

     Check whether the issuer has filed all documents and reports to be filed by Section 12, 13 or 5(d) of the Exchange Act of the distribution of securities under a plan confirmed by a court.

                           Yes   X        No

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At September 30, 2000, there were outstanding 61,581,687 shares of the issuer's Common Stock, par value $.001.

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

     Financing, financial advisory services and placement agent services would have been provided by Westwood Capital, LLC of New York City, New York who is an investment banking firm specializing in structured debt financing and merger and acquisition transactions for companies in the financial services and real estate industries. Additionally, Westwood Capital provides project and corporate financing for companies in the gaming and hospitality industries.

     During September and October 1999, the Company completed final review of an Admission and Operating Agreement securing the commitment of all parties to bring the project to fruition. Under the aforementioned agreements' terms, Jethro's Black Hawk, LLC would have assumed all existing secured indebtedness of the Company, begin making the required interest payments as of September 30, 1999, and make full payment of all such indebtedness by March 31, 2000.
As of March 31, 2000, the parties had not yet signed such agreements and no debts were assumed as Beverly Hillbillies Gaming Entertainment LLC had experienced problems in closing on its property for the Reno project. The Company had been advised, by Beverly Hillbillies Gaming that a resolve to their Reno property issue has been delayed until at least July at which time the companies will meet to establish a new schedule. Additionally, they advised that they and Westwood Capital remain committed to the project, despite their Reno property acquisition delay.

     As of July 31, 2000, the Company has had no further communications with Beverly Hillbillies Gaming and it is assumed that all past and future hope for this project with this group are terminated. Despite the ongoing relationship with Beverly Hillbillies Gaming throughout the year July 1999 to June 2000, the Company continued to research other means of bringing the project to fruition. To that effect, in December 1999, the Company signed a short term agreement with a Florida lending group to secure the necessary funds for the project. As of March 31, 2000, no results were attained for this source and all agreements were terminated.

     In July 2000, the Company signed a memorandum of understanding with Dartmouth General Capital Management, Ltd. (Dartmouth) to acquire certain revenue producing assets, retire the outstanding debts of Country World and provide $80 million in financing to finalize development of its Black Hawk, Colorado casino and hotel project.

     Under the terms of the understanding, Dartmouth General will assign to Country World two income producing bond leases which generate approximately $7 million in revenue annually. Additionally, Dartmouth General will provide capital of approximately $14 million to pay the secured and unsecured debt of the Company within 45 days. Further, Dartmouth General will furnish and supply Country World with five year interest free corporate bonds for an aggregate of $80 million issued by Dartmouth Generale Equity Securities Trust S.A., or its assigns, as securitization for the necessary financing to finalize development and construct the casino/hotel complex.

     In exchange for Dartmouth General's contribution, Country World will issue the balance of its authorized but unissued shares of common and preferred Series B stock to Dartmouth General (approximately 13.4 and 3.9 million respectively) and company shareholders will contribute 6 million shares of common stock and 500,000 shares of Series B preferred stock to Dartmouth General. With completion of the aforementioned transactions, Dartmouth General will have acquired approximately 50.6% of the voting stock of the Company.

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

     In order to accomplish this task, the Company must pay its current auditors a sum of approximately $55,000 for past services rendered and contract with a new firm for which a $30,000 fee is required. This process will begin upon closing of an agreement with Dartmouth.

     In March 2000, the Company's Chairman and CEO, Mr. Larry Berman resigned his position citing a conflict of interest with regard to extensive loans made to the Company, as well as personal issues.
     Although the Company is confident in the abilities of Dartmouth to provide assets and financing to accomplish the aforementioned goals, there can be no assurance that any of these items will be provided or completed immediately or in the future.

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

     The Company and its Officers will apply for their respective licenses at the conclusion of financing to coincide with the start of construction.

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

Competition

          Most of the 32 casinos in the Black Hawk/Central City market are small facilities that provide limited or no parking and do not provide hotel accommodations. Presently, the largest hotel in the Black Hawk/Central City market is the 200+ rooms of the Isle of Capri in Black Hawk and 118-room Harvey's Wagon Wheel located in Central City. In contrast, the Company's Hotel Casino will have 200+/- hotel rooms and suites and will have a parking garage that can accommodate approximately 1,000 cars. Several of the larger casinos are planning to expand their facilities to provide additional casino space, hotel rooms and parking, and several new casinos are either planned, under construction, or recently opened, including the Black Hawk/Jacobs Casino which includes 1,000 gaming devices and parking for 280 cars with provision for a 50 room hotel.

     The Company hopes to attain a competitive advantage over the established casinos by offering superior lodging, an entertainment lounge, in-door self-parking, and dining facilities. Guests will be able to access the Company's Hotel Casino directly from State Highway 119, without having to drive through Main Street or Gregory Street, which are the two main streets that comprise the town of Black Hawk. The location of the Hotel Casino at the north end of the town will enable guests to avoid traffic congestion on the two main streets of the town. There is presently a shortage of parking space in Black Hawk and Central City, especially parking spaces located close to the casinos. The Company's Hotel Casino will have an underground parking garage that will be sheltered from inclement weather and will permit customers to quickly park and retrieve their cars. Valet parking will also be provided.
In addition, the Company plans to build a covered bus stop and turn-around that will facilitate access to the Hotel Casino by customers on one-day, over-night or weekend excursions. The Company will also sponsor charter bus services from the Denver metropolitan area as a promotional consideration.

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

     In addition, the Company filed an appeal of the Bankruptcy Court's ruling. New Allied cross appealed. Such appeals were denied by the United States District Court in August 1998 and the appeals matters continued as the Company appealed this matter to a higher court unopposed. In June 1999, the Tenth Circuit Court of Appeals ruled in favor of the Company in two of the three appeal issues raised. As the matters were unopposed by New Allied and TKCC, the matter has been referred back to the Bankruptcy Court for a final determination as to the amount New Allied and TKCC must return to the Company.

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

     The Company has no outstanding litigation at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fiscal year covered by this Report to a vote of security holders.

                                 PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Until April 2000, the Company's Common Stock was traded in the over-the-counter market and was quoted and was listed on the Electronic Bulletin Board under the symbol, "CWRC". Currently, the Company's common stock is listed in the pink sheets under the same symbol. The market for the Company's Common Stock must be characterized as a limited market due to the relatively low trading volume. Set forth in the following table are high and low bid quotations for the Company's common stock for the fiscal years ended June 30, 1999 and 2000. The listing represents inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions.

Quarter Ended               High     Low
September 30, 1998          .16      .06
December 31, 1998           .14      .06
March 31, 1999              .21      .06
June 30, 1999               .20      .05
September 30, 1999          .11      .06
December 31, 1999           .07      .06
March 31, 2000              .11      .01
June 30, 2000               .10      .01

     At June 30, 2000, there were approximately 1,119 record holders of the Company's Common Stock.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CERTAIN STATEMENTS INCLUDED HEREIN OR INCORPORATED BY REFERENCE CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGA TION REFORM ACT OF 1995 (THE "REFORM ACT"). THE COMPANY DESIRES TO TAKE ADVANTAGE OF CERTAIN "SAFE HARBOR" PROVISIONS OF THE REFORM ACT AND IS
INCLUDING THIS SPECIAL NOTE TO ENABLE THE COMPANY TO DO SO. FORWARD-LOOKING STATEMENTS INCLUDED OR INCORPORATED BY REFERENCE IN THIS PART INVOLVE KNOWN
AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH WOULD CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD LOOKING STATEMENTS.

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

     Financing, financial advisory services and placement agent services would have been provided by Westwood Capital, LLC of New York City, New York who is an investment banking firm specializing in structured debt financing and merger and acquisition transactions for companies in the financial services and real estate industries. Additionally, Westwood Capital provides project and corporate financing for companies in the gaming and hospitality industries.

     During September and October 1999, the Company completed final review of an Admission and Operating Agreement securing the commitment of all parties to bring the project to fruition. Under the aforementioned agreements' terms, Jethro's Black Hawk, LLC would have assumed all existing secured indebtedness of the Company, begin making the required interest payments as of September

30, 1999, and make full payment of all such indebtedness by March 31, 2000. As of March 31, 2000, the parties had not yet signed such agreements and no debts were assumed as Beverly Hillbillies Gaming Entertainment LLC had experienced problems in closing on its property for the Reno project. The Company had been advised, by Beverly Hillbillies Gaming that a resolve to their Reno property issue has been delayed until at least July at which time the companies will meet to establish a new schedule. Additionally, they advised that they and Westwood Capital remain committed to the project, despite their Reno property acquisition delay.

     As of July 31, 2000, the Company has had no further communications with Beverly Hillbillies Gaming and it is assumed that all past and future hope for this project with this group are terminated. Despite the ongoing relationship with Beverly Hillbillies Gaming throughout the year July 1999 to June 2000, the Company continued to research other means of bringing the project to fruition. To that effect, in December 1999, the Company signed a short term agreement with a Florida lending group to secure the necessary funds for the project. As of March 31, 2000, no results were attained for this source and all agreements were terminated.

     In July 2000, the Company signed a memorandum of understanding with Dartmouth General Capital Management, Ltd. (Dartmouth) to acquire certain revenue producing assets, retire the outstanding debts of Country World and provide $80 million in financing to finalize development of its Black Hawk, Colorado casino and hotel project.

     Under the terms of the understanding, Dartmouth General will assign to Country World two income producing bond leases which generate approximately $7 million in revenue annually. Additionally, Dartmouth General will provide capital of approximately $14 million to pay the secured and unsecured debt of the Company within 45 days. Further, Dartmouth General will furnish and supply Country World with five year interest free corporate bonds for an aggregate of $80 million issued by Dartmouth Generale Equity Securities Trust S.A., or its assigns, as securitization for the necessary financing to finalize development and construct the casino/hotel complex.

     In exchange for Dartmouth General's contribution, Country World will issue the balance of its authorized but unissued shares of common and preferred Series B stock to Dartmouth General (approximately 13.4 and 3.9 million respectively) and company shareholders will contribute 6 million shares of common stock and 500,000 shares of Series B preferred stock to Dartmouth General. With completion of the aforementioned transactions, Dartmouth General will have acquired approximately 50.6% of the voting stock of the Company.

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

     In order to accomplish this task, the Company must pay its current auditors a sum of approximately $55,000 for past services rendered and contract with a new firm for which a $30,000 fee is required. This process will begin upon closing of an agreement with Dartmouth.

     In March 2000, the Company's Chairman and CEO, Mr. Larry Berman resigned his position citing a conflict of interest with regard to extensive loans made to the Company, as well as personal issues.

     Although the Company is confident in the abilities of Dartmouth to provide assets and financing to accomplish the aforementioned goals, there can be no assurance that any of these items will be provided or completed immediately or in the future.

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

     In May 1997, the Company issued a promissory note and second deed of trust on the property to Norlar, Inc. for a maximum of $600,000 (First Norlar
Note), or so much thereof as may have been advanced by maker, for payments due on the Kennedy loan and for general corporate purposes. As of June 2000, the Company owed $600,000 on the First Norlar Note. In October 1997, the Company issued a second promissory note (Second Norlar Note) and a fourth deed of trust on the property to Norlar, Inc., again for a maximum of $600,000. As of June 2000, the Company owed $600,000 on the Second Norlar Note. In April 1998, the Company issued a third promissory note (Third Norlar Note) and fifth deed of trust on the property to Norlar, Inc. again for a maximum of $600,000. As of June 2000, the Company owed $600,000 on the Third Norlar Note. In August 1998, the Company issued a fourth promissory note (Fourth Norlar Note) and sixth deed of trust on the property to Norlar, Inc. again for $600,000. As of June 2000, the Company owed $600,000 on the Fourth Norlar note. In January 1999, the Company issued a Fifth Promissory Note (Fifth Norlar Note) and seventh deed of trust on the property to Norlar, Inc., again for $600,000. As of June 2000, the Company owed $600,000 on the Fifth Norlar Note. In July 1999, the Company issued a sixth promissory note (Sixth Norlar
Note) and eighth deed of trust on the property to Norlar, Inc. for $1,000,000. As of June 2000, the Company owed $1,000,000 on the Sixth Norlar Note. No further deeds of trust will be issued at this time and the total amount due as of June 30, 2000 is $5,598,358. In addition, for each $100,000 Norlar, Inc. has loaned to the Company, it has authorized the issuance of 500,000 warrants to purchase shares of common stock at $0.20 per share. Norlar, Inc. is a closely held corporation beneficially owned by the Company's former Chairman and CEO, Larry Berman and his wife. The loans bear interest at 12% per annum and is to be repaid upon the earlier of the sale of the property, refinance of the property or the financing of the project.

     In September and October of 1997, PCL Construction Services, Inc. advanced the Company $998,000 to begin the development and design process in advance of funding. As of June 2000, the Company owes PCL Construction approximately $1,400,000, including interest.

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

     In April 2000, the Board of Directors was advised of a possible gain from a buy and sell of stock by one of the Company's Directors. In June 2000, after review by corporate S.E.C. counsel, said director reimbursed the Company $39,524 through reduction of debt to said individual.

     In April 2000, the Company converted $125,000 of debt to one of the Company's officers into Series B preferred stock.

Results of Operations

     The Company has had no revenues from operations. The Company continues to incur losses of approximately $200,000 per month to service the assigned Kennedy Funding Note to Norlar, Inc. and other ongoing obligations such as rent and utilities for the Company's corporate office. The Company has had extraordinary gain on forgiveness of debt this fiscal year in the amount of $2,356,929, due to elimination of a development contract booked as debt in 1997 and 1998 and allocation of other development expenses against the cost of engineering and design of the facility. The ability of the Company to achieve revenues in the future will be dependent upon realization of its plans to develop a gaming and hotel complex on the property.

ITEM 7.  FINANCIAL STATEMENTS

     See attached pages F1 - F9 for financials which fairly represent the Company's status for the year ended June 30, 2000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

      PART 111

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following persons currently serve as officers and directors or the
Company:

Name                        Position

William H. Patrowicz        CEO, Secretary, Treasurer and Director
Roger D. Leclerc            President and Director

     The following is brief biographical information concerning the Company's officers, directors and significant employees:

     William H. Patrowicz, age 52, has served as Secretary, Treasurer or the Company since April 1995 and was formerly President of Holly Holdings, Inc. from June 1992 to March 1998. From 1982 to December 1991, Mr. Patrowicz was employed by Gunnebo Fastening Corp., as Senior Vice President of Operations.

     Roger D. Leclerc, age 50, has served as President of the Company since December 1994. Prior thereto Mr. Leclerc served as the Company's project manager for its proposed facility since May 1994. Prior to his involvement with the Country World Casino project, Mr. Leclerc was the General Manager for the Bull Durham Casino in Black Hawk. Immediately prior thereto, he served as a General Manager of the Miner's Pick Casino in Central City. From March 1990 to June 1992, he was the General Manager of A&L Enterprises Inc. in Deadwood, South Dakota, which operated Ms. Kitty's Wilderness Edge Casino and Days Inn Hotel and Casino.

     Section 16(a) of the Exchange Act requires the Company's officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership to the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required by the regulations of the Commission to furnish the Company with copies of all Section 16(a) reports received by it, the Company believes that all filing requirements applicable to its current officers and directors were complied with for the fiscal year ended June 30, 2000. The Company is unaware of the compliance of its 10% shareholders and its former officers and directors.

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

     The Company estimates that Mr. Patrowicz spends substantially all of his time in management activities relating to the Company. Mr. Patrowicz, although holding an employment contract, has received no payment for current or previously rendered services to date. Consideration for remuneration will be addressed after completion of the Company's financing activities.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the persons known to the Company to own beneficially more than 5% of the outstanding share of common stock on June 30, 2000 and information as of June 30, 2000 with respect to the ownership of common stock by each director of the Company and by all officers and directors as a group.

Name of                    Shares Beneficially
Beneficial Owner                 Owned                    Percent

*William H. Patrowicz          1,600,000                   2.6%

*Roger D. Leclerc                      0                     0%

 Western Equities, Inc.       16,000,000                  26.0%

*Larry S. Berman              17,280,000                  28.1%

All Officers and Directors     1,600,000                   2.6%
as a Group (2 Persons)
___________
* Collectively, these individuals hold ownership to 1,100,000 shares of Series B preferred stock which if converted to common stock would equate to 11,000,000 shares or 6.5% to the total outstanding stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The former sole holder of the Company's Series A Convertible Preferred stock, New Allied, acquired its shareholdings in connection with a sale to the Company in August 1993, of the Property upon which the Company proposes to construct its casino and hotel complex. New Allied also received cash and a promissory note (secured by a deed of trust on the Property) in connection with this transaction. In October 1999, the Preferred A stock was converted to common stock and said Series A preferred was retired accordingly. In June 1994, the Company completed the acquisition of an additional 375,000 square feet of vacant land located in close proximity to the land which is the site for the proposed casino and hotel complex. The Company paid $200,000 to New Allied, delivered a promissory note in the amount of $725,000 and issued 250,000 shares of its common stock. In April 1997, the Company elected and New Allied has accepted a return of the property for the balance due on the note as it is of no value to the Company within its current plans. In July 1998, such transaction was completed.

     In April 1997, the Company filed with the State of Nevada, under Section 78.1055, a Designation of Rights Privileges and Preferences for 5,000,000 shares of Class B preferred stock. The terms of the class B preferred stock rank it junior to all classes of the Company's stock now issued and on parity with any class of capital stock hereafter created. The Class B preferred stock shall be voted with the common stock as a single class and shall not be entitled to vote as a separate class nor shall the Class B preferred be entitle to receive dividends of any kind. Each share of Class B preferred stock can be converted into common stock of the corporation one year after the date of issuance at the rate for 10 for 1 and the holders are entitled to vote the underlying shares as if converted. As of June 30, 2000, there are 1,100,000 shares outstanding.

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

     In May 1997, the Company issued a promissory note and second deed of trust on the property to Norlar, Inc. for a maximum of $600,000 (First Norlar
Note), or so much thereof as may have been advanced by maker, for payments due on the Kennedy loan and for general corporate purposes. As of June 2000, the Company owed $600,000 on the First Norlar Note. In October 1997, the Company issued a second promissory note (Second Norlar Note) and a fourth deed of trust on the property to Norlar, Inc., again for a maximum of $600,000. As of June 2000, the Company owed $600,000 on the Second Norlar Note. In April 1998, the Company issued a third promissory note (Third Norlar Note) and fifth deed of trust on the property to Norlar, Inc. again for a maximum of $600,000. As of June 2000, the Company owed $600,000 on the Third Norlar Note. In August 1998, the Company issued a fourth promissory note (Fourth Norlar Note) and sixth deed of trust on the property to Norlar, Inc. again for $600,000. As of June 2000, the Company owed $600,000 on the Fourth Norlar note. In January 1999, the Company issued a Fifth Promissory Note (Fifth Norlar Note) and seventh deed of trust on the property to Norlar, Inc., again for $600,000. As of June 2000, the Company owed $600,000 on the Fifth Norlar Note. In July 1999, the Company issued a sixth promissory note (Sixth Norlar
Note) and eighth deed of trust on the property to Norlar, Inc. for $1,000,000. As of June 2000, the Company owed $1,000,000 on the Sixth Norlar Note. No further deeds of trust will be issued at this time and the total amount due as of June 30, 2000 is $5,598,358. In addition, for each $100,000 Norlar, Inc. has loaned to the Company, it has authorized the issuance of 500,000 warrants to purchase shares of common stock at $0.20 per share. Norlar, Inc. is a closely held corporation beneficially owned by the Company's former Chairman and CEO, Larry Berman and his wife. The loans bear interest at 12% per annum and is to be repaid upon the earlier of the sale of the property, refinance of the property or the financing of the project.

     In September and October of 1997, PCL Construction Services, Inc. advanced the Company $998,000 to begin the development and design process in advance of funding. As of June 2000, the Company owes PCL Construction approximately $1,400,000, including interest.

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

     In April 2000, the Board of Directors was advised of a possible gain from a buy and sell of stock by one of the Company's Directors. In June 2000, after review by corporate S.E.C. counsel, said director reimbursed the Company $39,524 through reduction of debt to said individual.

     In April 2000, the Company converted $125,000 of debt to one of the Company's officers into Series B preferred stock.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

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


                              COUNTRY WORLD CASINOS, INC.


Dated:  September 30, 2000    By: /s/ Roger D. Leclerc
                                  Roger D. Leclerc, President

     In accordance with the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and int he capacities and on the dates indicated.


Dated:  September 30, 1999     /s/ Roger D. Leclerc
                               Roger D. Leclerc, President and Director

Dated:September 30, 1999       /s/ William H. Patrowicz
                               William H. Patrowicz, CEO, Secretary,
                               Treasurer and Director

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET AS OF JUNE 30, 2000


Assets:
Current Assets:
Cash                                        0
Prepaid Interest                       91,935
Prepaid Expenses                       15,000

Total Current Assets                  106,935

Property and Equipment:
Land                                6,750,475
Casino Under Development            13,177,85
Furniture and Equipment                38,888
Total                               19,967,22
Less: Accumulated Depreciation       (38,888)

Total Property and Equipment        19,928,33

Other Assets:
Deposits                               35,000

Total Assets                        20,070,26

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET AS OF JUNE 30, 2000

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts Payable                                              1,835,154
Payroll and Property Taxes Payable                              258,853
Accrued Expenses                                                 21,600
Notes Payable                                                 5,247,137
Accrued Interest                                              1,184,218
Other Current Liabilities                                        56,736

Total Current Liabilities                                     8,603,698

Long-Term Debt:

Total Long-Term Debt                                          5,000,000

Stockholders' Equity:
Convertible Preferred Stock, Class B, $.25 Par Value,
5,000,000 Shares Authorized, 1,100,000 Shares Issued
and Outstanding                                                 275,000

Common Stock, $.001 Par Value, 75,000,000 Shares
Authorized, 61,581,687 Issued and Outstanding                    61,581

Additional Paid-in Capital                                   11,296,474

Deficit Accumulated During the Development Stage             (5,166,484)

Total Stockholders' Equity                                    6,466,571
Total Liabilities and Stockholders' Equity                   20,070,269


The Accompanying Notes are an Integral Part of these Financial Statements.

 OUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

                                                                  For the period from
                                                                      9-Nov-82
                                                                  (Date of Inception)
                                                Years ended        through June 30,
                                                  June 30,             2 0 0 0
                                          2 0 0 0         1 9 9 9    (Unaudited)
Costs and Expenses:
Research and Development Costs            $    --         $    --   $  122,000
Professional Fees - Due to Bankruptcy          --              --      514,756
General and Administrative Expenses       714,749         898,832    5,932,883
Management Fee - Related Party                 --              --      416,321
Depreciation Expense                           --          15,533       65,952

Totals                                    714,749         914,365    7,051,912

Other Income (Expense):
Interest Income                                --              --      109,400
Interest Expense                          (86,683)       (167,170)    (258,063)
Interest Expense - Related Party               --              --     (199,019)
Rental Income                                  --              --       45,126
Loss on Non-Marketable Securities              --              --      (85,000)
Write off of Assets                            --         (61,920)    (151,920)
Forfeited Deposit                              --              --     (100,000)
Other Income                                   --              --          735

Totals                                    (86,683)       (229,090)    (638,651)

(Loss) from Continuing Operations
Before iscontinued Operations and        (801,432)     (1,143,455)  (7,690,563)
Extraordinaru Item


Discontinued Operations:
Gain on Disposal of Subsidiaries               --              --      389,286
(Loss) from Discontinued Operations            --              --     (389,286)

Total Discontinued Operations                  --              --           --

(Loss) Before Extraordinary Item         (801,432)     (1,143,455)  (7,690,563)

(Extraordinary Item:
Extraordinary Gain on Forgiveness
of Debt, Primarily Related Party        2,356,929              --   (2,524,081)

Net (Loss) Gain                        $1,555,497     $(1,143,455) $(5,166,484)

Per Share Data:
(Loss) Per Share Before Extraordinary        $   0.03       $   (0.02)
   Extraordinary Item Per Share                    --              --

Net (Loss) Per Common Share                  $   0.03       $   (0.02)

Weighted Average Number of Shares          61,581,687      54,331,687

The Accompanying Notes are an Integral Part of these Financial Statements.

                                   F-3

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

The Accompanying Notes are an Intergral Part of these Financial Statements.

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

The Accompanying Notes are an Intergral Part of these Financial Statements.


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

The Accompanying Notes are an Intergral Part of these Financial Statements.

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                           Deficit
                                                                                                         Accumulated   Total
                               Preferred Stock                      Common Stock             Additional  During the    Stock-
                         Series A           Series B                          Subscribed      Paid-In    Development   holders'
                      Shares  Amount    Shares  Amount    Shares  Amount    Shares  Amount    Capital      Stage       Equity

Convert Preferred Stock
 to Common Stock
 - April 1998            --       --(4,000,000)(1,000,000)40,000,000 40,000     --      --     960,000           --           --

Issuance of Stock for
 Services April 1998     --       -- 100,000   25,000        --       --        --      --          --           --       25,000

Net Loss for Year
 Ended June 30, 1998     --       --      --       --        --       --        --      --          --   (1,238,679)  (1,238,679)

 Balance - June
   30, 1998       2,250,000    2,250 100,000   25,000 54,331,687 $54,332        --      --  11,176,474   (5,578,524)   5,679,530

Preferred Stock issued
 in Exchange for Debt
($.25 per Share)
 October 1998            --       -- 1,000,000 250,000      --       --         --      --          --           --      250,000

Net Loss for the Year
 Ended June 30

Balance - June
 30, 1999         2,250,000    2,250 1,100,000 275,000 54,331,687 54,332        --      --  11,176,474   (6,721,979)   4,786,076

Convert Preferred
to Common Stock
October 1999     (2,250,000)  (2,250)       --      -- 2,250,000   2,250        --      --          --           --           --

Convert Preferred
to Common Stock
November 1999            --       -- (500,000) (125,000) 5,000,000 5,000        --      --     120,000           --           --

Preferred Stock Issued
in Exchange for Debt
(.25 per share)
April 2000               --       --  500,000  (125,000)    --       --         --      --          --           --           --

Net Gain for the
Year ended June
30, 2000                 --       --        --      --       --       --        --      --          --   1,555,497     1,555,497

Totals                   --       -- 1,100,000  275,000 61,581,687 61,582       --      --  11,296,474   5,166,484     6,466,571


The Accompanying Notes are an Intergral Part of these Financial Statements.

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

                                                                 For the period from
                                                                      9-Nov-82
                                                                 (Date of Inception)
                                         Years ended                  through
                                          30-Jun-00        1999   2000 (Unaudited)
Operating Activities:
Continuing Operations:
(Loss) Before Extraordinary Item            (801,432) (1,143,455)        (7,690,563)
Adjustments to Reconcile Net
(Loss) to Net Cash (Used for)
Operating Activities:
Depreciation                                      --      15,533             65,952
Amortization of Discount - Related Party          --          --             60,000
Common Stock Issued for Interest                  --          --             14,451
Preferred Stock Issued for Services               --     225,000          1,087,500
Loss on Nonmarketable Securities                  --          --            (85,000)
Write off of Loan Receivable                      --          --            (90,000)
Extraordinary Item                         2,356,929          --          2,524,081
Accrued Interest - Related Party                  --          --             52,514
Allocation of Management Fees - Related           --          --            408,000
Due from Officers                                 --          --            (93,000)
Due from Shareholder                              --          --            (13,233)

Changes in Assets and Liabilities:
(Increase) Decrease in:
Prepaid Interest                                  --     (91,935)          (840,715)

Increase (Decrease) in:
Accounts Payable                          (1,986,141)    510,199          1,835,154
Payroll and Property Taxes Payable            95,966       8,435            258,853
Accounts Payable - Liabilities
Subject to Compromise                             --          --                 --
Accrued Interest                             491,484     403,152          1,184,218
Accrued Interest - Liabilities
Subject to Compromise                             --          --                 --
Accrued Expenses                                  --      (4,583)            21,596
Accrued Expenses - Subject to Compromise          --          --                 --

Discontinued Operations:
Net (Loss)                                        --          --           (389,286)
Adjustments to Reconcile Net (Loss)to Net Cash
(Used for) Operating Activities:
Gain on Disposal of Assets                                                  389,286

Total Adjustments                            958,238   1,065,801          6,390,371

Net Cash Provided (Used) by
 Operating Activities -
 Forward                                     156,806     (77,654)        (1,300,192)


The Accompanying Notes are an Integral Part of these Financial Statements.

                                     F-8
<?TABLE>

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS


                                                                 For the period from
                                                                      9-Nov-82
                                                                 (Date of Inception)
                                         Years ended                  through
                                          30-Jun-00        1999   2000 (Unaudited)
Net Cash Used for Operating Activities -
 Forward                                     156,806     (77,654)        (1,300,192)

Investing Activities:
Purchase of Land and Payment of
Casino Development Costs                          --    (804,743)       (10,588,616)
Purchase of Furniture and Equipment               --          --            (52,197)
Investment in Patent                              --          --            (62,000)
Deposits and Other                                --          --            (35,630)
(Increase) Decrease in Restricted Cash            --          --                 --

Net Cash Used for Investing Activities            --    (804,743)       (10,738,183)

Financing Activities:
Payment of Capital Lease Obligation               --          --             (4,233)
Proceeds from Long-Term Borrowings                --          --          6,034,224
Advances from Parent                              --          --          1,254,003
Disbursement to Parent                            --          --           (513,257)
Proceeds from Related Party Notes                 --          --          3,149,146
Repayments on Long-Term Borrowings                --          --         (3,450,000)
Proceeds from Stock and Warrant Issuance          --     250,000          5,722,448
Capital Contribution                                                          2,850

Net Cash Provided by (Used for)
Financing Activities                              --    (882,216)        12,195,181

Net (Decrease) Increase in Cash                             (181)                 --

Cash - Beginning of Periods                                  181                  --

Cash - End of Periods                   $            $           $                --

Supplemental Disclosure of Cash Flow Information:

                                     F-9
<?TABLE>


