Form 10QSB
period 2000-09-30
COUNTRY WORLD CASINOS INC
filed 2000-11-15
CIK 713443

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549


(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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


              200 Monument Road, Suite 9, Bala Cynwyd, Pennsylvania 19004
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

Indicate the number of shares outstanding of each of the issuer's class of common stock. The Registrant had 61,581,687 shares of its common stock outstanding as of September 30, 2000.

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX




Part I:          FINANCIAL INFORMATION

Item 1.     Financial Statements

    Balance Sheet as of September 30, 2000 (Unaudited)                        1

    Statements of Operations for the three months ended
       September 30, 2000 and 1999 and for the period from November 9, 1982
       (Date of Inception) through September 30, 2000 (Unaudited)             3

        Statements of Stockholders' Equity (Unaudited)                        4

Item 2.     Management's Discussion and Analysis or Plan of Operation         9

Part II:     OTHER INFORMATION

Item 1.     Legal Proceedings                                                12

Item 3.     Defaults upon Senior Securities                                  12

Item 6.Exhibits & Reports on Form 8-K                                        13


Signature Page                                                               16

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET AS OF JUNE 30, 2000


Assets:
Current Assets:
Cash                                        0
Prepaid Interest                       91,935
Prepaid Expenses                       15,000

Total Current Assets                  106,935

Property and Equipment:
Land                                6,750,475
Casino Under Development           13,835,182
Furniture and Equipment                38,888

Total Property and Equipment       20,624,515
Less: Accumulated Depreciation        (38,888)

                                   20,585,627

Other Assets:
Deposits                               35,000

Total Assets                       20,727,562

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET AS OF JUNE 30, 2000

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts Payable                                              1,931,018
Payroll and Property Taxes Payable                              258,852
Accrued Expenses                                                 21,600
Notes Payable                                                10,872,769
Accrued Interest                                              1,216,003
Other Current Liabilities                                        56,869

Total Current Liabilities                                    14,357,111


Stockholders' Equity:
Common Stock, $.001 Par Value, 75,000,000 Shares
Authorized, 61,581,687 Issued and Outstanding                    61,582

Convertible Preferred Stock, Class B, $.25 Par Value,
5,000,000 Shares Authorized, 1,100,000 Shares Issued
and Outstanding                                                 275,000

Additional Paid-in Capital                                   11,296,474

Deficit Accumulated During the Development Stage             (5,262,605)

Total Stockholders' Equity                                    6,370,451

Total Liabilities and Stockholders' Equity                   20,727,562


See Notes to Financial Statements.

 OUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

                                                                 For the period from
                                                                      9-Nov-82
                                                 Three Months    (Date of Inception)
                                                    ended          through June 30,
                                                September 30,          2 0 0 0
                                          2 0 0 0         1 9 9 9    (Unaudited)
Costs and Expenses:
Research and Development Costs            $    --         $    --   $  122,000
Professional Fees - Due to Bankruptcy          --              --      514,756
Management Fee - Related Party                 --              --      416,321
General and Administrative Expenses        96,121        (222,303)   6,029,004
Depreciation Expense                           --              --       65,952

Totals                                     96,121        (222,303)   7,148,033

Other Income (Expense):
Interest Income                                --              --      109,400
Interest Expense                               --          (9,272)    (258,063)
Interest Expense - Related Party               --              --     (199,019)
Rental Income                                  --              --       45,126
Loss on Non-Marketable Securities              --              --      (85,000)
Write off of Assets                            --              --     (151,920)
Forfeited Deposit                              --              --     (100,000)
Other Income                                   --              --          735

Totals                                         --          (9,272)    (638,651)

(Loss) from Continuing Operations
Before iscontinued Operations and         (96,121)        213,031   (7,786,684)
Extraordinaru Item


Discontinued Operations:
Gain on Disposal of Subsidiaries               --              --      389,286
(Loss) from Discontinued Operations            --              --     (389,286)

Total Discontinued Operations                  --              --           --

(Loss) Before Extraordinary Item          (96,121)        213,031   (7,786,684)

(Extraordinary Item:
Extraordinary Gain on Forgiveness
of Debt, Primarily Related Party               --              --    2,524,081

Net (Loss) Gain                         $ (96,121)        213,031   (5,262,605)

Per Share Data:
Net (Loss) Per Common Share                  $   0.002       $   0.004

Weighted Average Number of Shares          61,581,687      54,331,687

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

See Notes to Financial Statements.

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                           Deficit
                                                                                                         Accumulated   Total
                               Preferred Stock                      Common Stock             Additional  During the    Stock-
                         Series A           Series B                          Subscribed      Paid-In    Development   holders'
                      Shares  Amount    Shares  Amount    Shares  Amount    Shares  Amount    Capital      Stage       Equity

Convert Preferred Stock
 to Common Stock
 - April 1998            --       --(4,000,000)(1,000,000)40,000,000 40,000     --      --     960,000           --           --

Issuance of Stock for
 Services April 1998     --       -- 100,000   25,000        --       --        --      --          --           --       25,000

Net Loss for Year
 Ended June 30, 1998     --       --      --       --        --       --        --      --          --   (1,238,679)  (1,238,679)

 Balance - June
   30, 1998       2,250,000    2,250 100,000   25,000 54,331,687 $54,332        --      --  11,176,474   (5,578,524)   5,679,530

Preferred Stock issued
 in Exchange for Debt
($.25 per Share)
 October 1998            --       -- 1,000,000 250,000      --       --         --      --          --           --      250,000

Net Loss for the Year
 Ended June 30

Balance - June
 30, 1999         2,250,000    2,250 1,100,000 275,000 54,331,687 54,332        --      --  11,176,474   (6,721,979)   4,786,076

Convert Preferred
to Common Stock
October 1999     (2,250,000)  (2,250)       --      -- 2,250,000   2,250        --      --          --           --           --

Convert Preferred
to Common Stock
November 1999            --       -- (500,000) (125,000) 5,000,000 5,000        --      --     120,000           --           --

Preferred Stock Issued
in Exchange for Debt
(.25 per share)
April 2000               --       --  500,000  (125,000)    --       --         --      --          --           --           --

Net Gain for the
Year ended June
30, 2000                 --       --        --      --       --       --        --      --          --   1,555,497     1,555,497

Balance - June 30, 2000  --       -- 1,100,000  275,000 61,581,687 61,582       --      --  11,296,474   5,166,484     6,466,571

Net Loss for the
 Quarter ended
 September 30, 2000      --       --        --      --       --       --        --      --          --      96,121        96,121

Balance -
 September 30, 2000      --       -- 1,100,000  275,000 61,581,687 61,582       --      --  11,296,474   5,262,605     6,370,451


See Notes to Financial Statements.

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

                                                                    For the period from
                                                                          9-Nov-82
                                               Three Months ended    (Date of Inception)
                                                 September 30,        through September
                                              2000        1999       30, 2000 (Unaudited)
Operating Activities:
 Continuing Operations:
  (Loss) Before Extraordinary Item           $ (96,121)    213,031         (7,786,684)
  Adjustments to Reconcile Net
   (Loss) to Net Cash (Used for)
   Operating Activities:
  Depreciation                                      --          --             65,952
  Amortization of Discount - Related Party          --          --             60,000
  Common Stock Issued for Interest                  --          --             14,451
  Preferred Stock Issued for Services               --          --          1,087,500
  Loss on Nonmarketable Securities                  --          --            (85,000)
  Write off of Loan Receivable                      --          --            (90,000)
  Extraordinary Item                                --          --          2,524,081
  Accrued Interest - Related Party                  --          --             52,514
  Allocation of Management Fees - Related           --          --            408,000

Changes in Assets and Liabilities:
 Increase (Decrease) in:
  Due from Officers                                 --          --            (93,000)
  Prepaid Interest                                  --          --           (840,715)
  Due from Shareholder                              --          --            (13,233)

Increase (Decrease) in:
  Accounts Payable                              95,864    (295,535)         1,931,018
  Payroll and Property Taxes Payable                --       2,089            258,853
  Accrued Interest                              31,785     136,181          1,216,003
  Accrued Expenses                                  --      (4,583)            21,596

Discontinued Operations:
  Net (Loss)                                        --          --           (389,286)
  Adjustments to Reconcile Net (Loss)to Net Cash
   (Used for) Operating Activities:
   Gain on Disposal of Assets                       --          --            389,286

Total Adjustments                              127,649     157,265          6,518,020

Net Cash Provided (Used) by
 Operating Activities -
 Forward                                     $  31,525   $  55,766       $ (1,331,717)


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

     In November 2000, the Company signed formal contracts, modified from the original Memorandum of Understanding, by which Dartmouth General will provide capital of approximately $15 million to pay the secured and unsecured debt of the Company by December 31, 2000. Further, Dartmouth General will immediately furnish and supply Country World with five year interest free collateralized cumulative debentures for an aggregate of $80 million and subsequent financing within 90 days. The debentures will be issued by Dartmouth Generale Equity Securities Trust S.A., or its assigns, as securitization for the necessary financing to finalize development and construct the casino/hotel complex.

     In exchange for Dartmouth General's contribution, Country World will issue the balance of its authorized but unissued shares of common and preferred Series B stock to Dartmouth General (approximately 13.4 and 3.9 million respectively) and Dartmouth has supplied sufficient funds to begin the audit process described below.

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

     In order to accomplish this task, the Company must pay its current auditors a sum of approximately $55,000 for past services rendered and contract with a new firm for which a $30,000 fee is required. This process has begun as of November 6, 2000.

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

     In May 1997, the Company issued a promissory note and second deed of trust on the property to Norlar, Inc. for a maximum of $600,000 (First Norlar
Note), or so much thereof as may have been advanced by maker, for payments due on the Kennedy loan and for general corporate purposes. As of June 2000, the Company owed $600,000 on the First Norlar Note. In October 1997, the Company issued a second promissory note (Second Norlar Note) and a fourth deed of trust on the property to Norlar, Inc., again for a maximum of $600,000. As of June 2000, the Company owed $600,000 on the Second Norlar Note. In April 1998, the Company issued a third promissory note (Third Norlar Note) and fifth deed of trust on the property to Norlar, Inc. again for a maximum of $600,000. As of June 2000, the Company owed $600,000 on the Third Norlar Note. In August 1998, the Company issued a fourth promissory note (Fourth Norlar Note) and sixth deed of trust on the property to Norlar, Inc. again for $600,000. As of June 2000, the Company owed $600,000 on the Fourth Norlar note. In January 1999, the Company issued a Fifth Promissory Note (Fifth Norlar Note) and seventh deed of trust on the property to Norlar, Inc., again for $600,000. As of June 2000, the Company owed $600,000 on the Fifth Norlar Note. In July 1999, the Company issued a sixth promissory note (Sixth Norlar
Note) and eighth deed of trust on the property to Norlar, Inc. for $1,000,000. As of June 2000, the Company owed $1,000,000 on the Sixth Norlar Note. No further deeds of trust will be issued at this time and the total amount due as of September 30, 2000 is $6,223,866. In addition, for each $100,000 Norlar, Inc. has loaned to the Company, it has authorized the issuance of 500,000 warrants to purchase shares of common stock at $0.20 per share. Norlar, Inc. is a closely held corporation beneficially owned by the Company's former Chairman and CEO, Larry Berman and his wife. The loans bear interest at 12% per annum and is to be repaid upon the earlier of the sale of the property, refinance of the property or the financing of the project.

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

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Form 8-K, as filed with the Securities and Exchange Commission in November 2000 with regard to a change in auditing firms to be used by the Company.

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549


                               FORM 8-K
                            Current Report


                     Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934




                 Date of  Report:      November 13, 2000
                   (Date of earliest event reported)



                       COUNTRY WORLD CASINOS, INC.
           Exact name of registrant as specified in its charter



        Nevada                        0-22450               13-3140389
State of other jurisdiction of     Commission File No.   I.R.S. Employer
incorporation or organization                                 ID No.



      200 Monument Road, Suite 9, Bala Cynwyd, Pennsylvania  19004
                 (Address of principal executive offices)


Registrant's telephone number, including area code:     (610) 617-9990


                         Country World Casinos, Inc.
       200 Monument Road, Suite 10, Bala Cynwyd, Pennsylvania 19004

       (Former name or former address if changed since last report)

Item 4. Changes In Registrant's Certifying Accountant

     On November 13, 2000, the Company dismissed its certifying accountant, Moore Stephens, P.C. ("Moore Stephens"). Moore Stephens' report on the financial statements for the two years ended June 30, 1997 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that their report for the two years ended June 30, 1997 contained an explanatory paragraph regarding the substantial doubt about the Company's ability to continue as a going concern. The decision to dismiss Moore Stephens was approved by the Company's Board of Directors. During the two years ended June 30, 1997 and the subsequent interim period through November 13, 2000, the Company has not had any disagreements with Moore Stephens on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The Company has engaged Stefanou & Company, LLP ("Stefanou") as its certifying accountant as of November 13, 2000 for the Company's fiscal year ending June 30, 1998.

     The Company has not consulted Stefanou previously. Moore Stephens' letter, which is required pursuant to Item 304(a)(3) of Regulation S-B, is attached.

Item 7. Exhibits

     Letter from Moore Stephens, P.C. to the Commission, dated
November 13, 2000.

     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                   COUNTRY WORLD CASINOS, INC.


Date: November 13, 2000            By: /s/ William H. Patrowicz
                                   William H. Patrowicz, Secretary/Treasurer

COUNTRY WORLD CASINOS, INC.
(A DEVELOPMENT STAGE COMPANY)

SIGNATURES


          In accordance with the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    COUNTRY WORLD CASINOS, INC.


                    By:  _______________________________
               William H. Patrowicz, CEO, Secretary & Treasurer



Date: November 14, 2000