Form 10KSB/A
period 1998-06-30
COUNTRY WORLD CASINOS INC
filed 2001-01-17
CIK 713443

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               _________________

                                FORM 10-KSB/A-2
(Mark One)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1998

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________

Commission file number 0-22450

                          COUNTRY WORLD CASINOS, INC.
              (Name of Small Business Issuer in its charter)

             Nevada                                      13-3140389
(State or Other Jurisdiction of            (IRS Employer Identification Number)
 Incorporation or Organization)

       200 Monument Road, Suite 10, Bala Cynwyd, Pennsylvania     19004
             (Address of Principal Executive Offices)          (Zip Code)

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

The aggregate market value of the approximately 21,448,359 shares of the Company's voting stock held by non-affiliates, computed at the average bid and asked prices of such stock in the over-the-counter market, as quoted on the Electronic Bulletin Board on September 30, 1998 was approximately $3,431,737.


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

                                    Size        Date         Number of Gaming Devices*
Casino                            Sq. Ft.*     Opened    Slots  Blackjack   Poker
Harvey's Wagon Wheel               40,000      12/94      850      18         9
Colorado Central Station           44,300      12/93      720      10         9
Bullwhackers                       33,200       7/92      649       8         6
Canyon Casino                      62,600      12/93      607       8        --
Gilpin Hotel/Black Hawk Gaming     35,300       1/95      520       8         8
Fitzgeralds Casino                 26,700       2/95      492       6         5

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

ITEM 7. FINANCIAL STATEMENTS

See attached pages F1 - F22 for audited financials which fairly represent the Company's status for the year ended June 30, 1998.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 13, 2000, the Company filed a Form 8-K with The Securities and Exchange Commission with regard to a change in auditing firms to be used by the Company. The new firm is Stefanou & Company, LLP of McLean, Virginia.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

None for the required filing period.

SIGNATURES


In accordance with the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.
                                     COUNTRY WORLD CASINOS, INC.
Dated: January 10, 2001              By: /s/ Roger D. Leclerc
                                     Roger D. Leclerc, President

In accordance with the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and int he capacities and on the dates indicated.

Dated: January 10, 2001              /s/ Roger D. Leclerc
                                     Roger D. Leclerc, President and Director

Dated: January 10, 2001              /s/ William H. Patrowicz
                                     William H. Patrowicz, Secretary,
                                     Treasurer and Director

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549



                    FINANCIAL STATEMENTS AND SCHEDULES

                          JUNE 30, 1998 AND 1997



                      FORMING A PART OF ANNUAL REPORT
              PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934


                        COUNTRY WORLD CASINOS, INC

                        COUNTRY WORLD CASINOS, INC.

                       Index to Financial Statements

                                                                     Page No
Report of Independent Certified Public Accountants                     F-3
Balance Sheet at June 30, 1998 and 1997                             F-4 to F5
Statements of Losses for the two years ended June 30, 1998
and 1997, and for the period November 9, 1982 (date of                 F-6
inception) to June 30, 1998
Statements of Stockholders' Equity for the period November
9, 1982 (date of inception) to June 30, 1998                        F-7 to F-8
Statements of Cash Flows for the two years ended June 30,
1998 and 1997, and for the  period November 9, 1982 (date              F-9
of inception) to June 30, 1998
Notes to Financial Statements                                      F-10 to F-22

                          STEFANOU & COMPANY, LLP
                       Certified Public Accountants

                             1360 Beverly Road
                                 Suite 305
                          McLean, VA  22101-3621
                               703-448-9200
                            703-448-3515 (fax)
                                                           Philadelphia, PA

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Country World Casinos, Inc
Bala Cynwyd, PA

      We  have  audited  the accompanying balance sheet  of  Country  World
Casinos, Inc. (a development stage Company) as of June 30, 1998 and the related statement of losses, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audit. The financial statements of Country World Casinos, Inc. as of June 30, 1997 were audited by another auditor whose report October 10, 1997 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

     In our opinion, the June 30, 1998 financial statements referred to above present fairly, in all material respects, the financial position of Country World Casinos, Inc. (a development stage Company) as of June 30, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. We express no opinion on the cumulative period from inception through June 30, 1998.


                                   /s/ STEFANOU & COMPANY, LLP
                                       Stefanou & Company., LLP

McLean, Virginia
December 15, 2000
                                      F-3

                        COUNTRY WORLD CASINOS, INC.
                      (A developmental stage company)
                               BALANCE SHEET
                          June 30, 1998 and 1997

                                       1998           1997

        ASSETS
        CURRENT ASSETS:
        Cash                        $     180      $   4,961
        Prepaid Expenses               61,290         73,140
              Total Current Assets     61,470         78,101


        Property and Equipment,    17,448,883     12,891,412
        net (Note B)

        OTHER ASSETS:
        Deposits                       35,630            630

                                  $17,545,983    $12,970,143



              See accompanying notes to financial statements
                                    F-4

                        COUNTRY WORLD CASINOS, INC.
                      (A developmental stage company)
                               BALANCE SHEET
                          June 30, 1998 and 1997

                                           1998        1997

            LIABILITIES
       CURRENT LIABILITIES
       Accounts payable and accrued    $3,244,869  $  343,275
        liabilities
       Due to officers and Parent         417,000     196,878
       (Note H)
       Other liabilities                   14,304       4,198
       Notes payable (Note C)           5,998,000   5,000,000

       Notes payable to related parties 2,199,200     880,000
       (Note D)
          Total current liabilities    11,873,373   6,424,351

       COMMITMENTS & CONTINGENCIES
       (Note G)

       STOCKHOLDER'S EQUITY (NOTE F):       2,250       2,250
       Series A Preferred Stock , par
       value $.001 per share,
       25,000,000 shares authorized,
       2,250,000 shares outstanding at
       June 30, 1998 and 1997

       Class B Preferred Stock, par        25,000   1,000,000
       value $.25 per share, 5,000,000
       shares authorized, 100,000
       shares outstanding at June 30,
       1998 and 4,000,000 at June 30,
       1997

       Common Stock, par value $.001       54,332      12,086
       per share, 75,000,000 shares
       authorized, 54,331,687 shares
       outstanding at June 30, 1998 and
       12,086,187 at June 30, 1997

       Additional paid In capital      11,176,312   9,871,301
       Deficiency accumulated during   (5,585,284) (4,339,845)
       development stage

         Total stockholder's equity     5,672,610   6,545,792

                                      $17,545,983  $12,970,143

       See accompanying notes to financial statements

                      COUNTRY WORLD CASINOS, INC.
                    (A developmental stage company)
                         STATEMENTS OF LOSSES



                                                                  For the
                                        Year Ended   Year Ended   period from
                                         June 30,     June 30,    November 9,
                                           1998         1997       1982 (Date
                                                                     of
                                                                 Inception)
                                                                  through
                                                                  June 30,
                                                                    1998
Costs and expenses:
    Research & Development              $        -   $        -   $  122,000
    General and Administrative           1,120,428    1,030,257    5,257,139
    Depreciation                             7,905        6,867       50,419
    Interest Expense                       131,784       71,445      203,229
            Total costs and expenses     1,260,117    1,108,569    5,632,787

            Operating loss              (1,260,117)  (1,108,569)  (5,632,787)

Other Expense and Income
    Interest Income                         14,678       27,443      109,490
    Other Income                                 -          735          735
    Rental Income                                -            -       45,126
    Loss on Non-Marketable Securities            -            -      (85,000)
    Write Off of Loan Receivable                 -            -      (90,000)
    Forfeited Deposit                            -            -     (100,000)
         Net other income (expenses)        14,678       28,178     (119,649)

Loss from continuing operations before  (1,245,439)  (1,080,391)  (5,752,436)
 extraordinary item and income taxes
Provision for income taxes (benefit)             -            -            -
Loss from continuing operations, before (1,245,439)  (1,080,391)  (5,752,436)
 extraordinary item

Extraordinary Item:
  Extraordinary gain on forgiveness              -            -      167,152
  of debt, primarily related party,
  net of related income taxes

 Net loss                              $(1,245,439) $(1,080,391) $(5,585,284)


Loss per common share (basic and           $ (0.05)     $ (0.10)     $ (1.32)
assuming dilution)

Weighted average common shares          23,668,479   10,985,493    4,201,701
outstanding (see Note I)


              See accompanying notes to financial statements

                           COUNTRY WORLD CASINOS, INC.
                         (A developmental stage company)
                         STATEMENTS STOCKHOLDERS' EQUITY


                                Preferred Stock                    Common Stock                Additional     Deficit        Total
                          Series A          Class B                              Subscribed      Paid In       During  Stockholder's
                      Shares   Amount    Shares   Amount       Shares  Amount   Shares Amount    Capital    Development    Equity
                                                                                                               Stage

November 9, 1982           -       -        -          -            -       -        -      -          -            -           -
 (Date of Inception)

Issuance of shares         -       -        -          -        2,971      15        -      -      1,510            -       1,525
 for Cash

Issuance of Common         -       -        -          -        1,474       8        -      -    644,992            -     645,001
 Stock pursuant to
 private placement, net

Deferred offering costs    -       -        -          -            -       -        -      -   (115,690)           -    (115,690)

Cancellation of common     -       -        -          -         (800)     (4)       -      -          4            -           -
 stock

Issuance of shares in      -       -        -          -       85,714     429        -      -     14,571            -      15,000
 exchange for services

Issuance of shares for     -       -        -          -    1,339,212   6,696        -      -     13,304            -      20,000
 cash


Capital contribution       -       -        -          -            -       -        -      -      2,850            -       2,850

Net loss of the period     -       -        -          -            -       -        -      -          -     (221,169)   (221,169)
 ended June 30, 1992


Balance at June 30, 1992   -       -        -          -    1,428,571   7,144        -      -    561,541     (221,169)    347,517

Issuance of shares in      -       -        -          -      714,287   3,571        -      -      8,929            -      12,500
 exchange for services

Net loss of the year       -       -        -          -            -       -        -      -          -    (373,401)   (373,401)
 ended June 30, 1993

Balance at June 30, 1993   -       -        -          -    2,142,858  10,715        -      -    570,470    (594,570)    (13,384)

Adjustment for change      -       -        -          -            -  (8,572)       -      -      8,572           -           -
 in par value from
 $.005 to $.001

Issuance of stock for      -       -        -          -    1,500,000   1,500        -      -  1,498,500           -   1,500,000
 cash

Issuance of         2,250,000  2,250        -          -            -       -        -      -  2,247,750           -   2,250,000
 Convertible
 Preferred Stock
 in exchange for
 Land

Issuance of Common         -       -        -          -      600,000     600        -      -    599,400           -     600,000
  Stock for cash

Issuance of Common         -       -        -          -      250,000     250        -      -    249,750           -     250,000
 Stock for Cash and
 Services Pursuant
 to Exercise of
 Options

Acquisition and            -       -        -          -     (125,000)   (125)       -      -   (124,875)          -    (125,000)
 cancellation of
 Treasury Stock

Issuance of Stock          -       -        -          -      140,000     140        -      -    349,860           -     350,000
 for Cash

Issuance of Stock          -       -        -          -       60,662      60        -      -    149,941           -     150,000
 for Cash

Issuance of Common         -       -        -          -      250,000     250        -      -    249,750           -     250,000
 Stock in exchange
 for Land

Issuance of Common         -       -        -          -       95,000      95        -      -    237,405           -     237,500
 Stock for Cash and
 Services Pursuant to
 Exercise of Options

Issuance of Common         -       -        -          -      200,000     200        -      -    499,800           -     500,000
 Stock in exchange
 for services

Issuance of Common         -       -        -          -            -       -  262,667    263    787,737           -     788,000
 Stock Pursuant to
 Private Placement

Net Loss of the            -       -        -          -            -       -        -      -          -  (1,490,785) (1,490,785)
 Period Ending
 June 30, 1994

Balance at         2,250,000   2,250        -          -    5,113,520   5,113  262,667    263  7,324,060  (2,085,355)  5,246,331
 June 30, 1994

Issuance of common         -       -        -          -      460,000     460        -      -  1,229,040           -   1,229,500
 stock pursuant to
 Private Placement
 offering

Issuance of common         -       -        -          -      262,667     263 (262,667)  (263)         -           -           0
 stock subscribed

Issuance of Stock to       -       -        -          -    5,000,000   5,000        -      -  1,009,451           -   1,014,451
 Parent in exchange
 for debt

Net Loss for year          -       -        -          -            -       -        -      -          -    (757,659)   (757,659)
 ended June 30, 1995

Balance at         2,250,000   2,250        -          -   10,836,187  10,836        -      -  9,562,550  (2,843,014)  6,732,623
June 30, 1995

Net loss for year          -       -        -          -            -       -        -      -          -    (416,440)   (416,440)
 ended June 30, 1996


Balance at         2,250,000   2,250        -          -   10,836,187  10,836        -      -  9,562,551  (3,259,454)  6,316,183
 June 30, 1996

See accompanying notes to financial statements
                                       F-7



                           COUNTRY WORLD CASINOS, INC.
                         (A developmental stage company)
                        STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (continued)

                                Preferred Stock                    Common Stock                Additional     Deficit        Total
                          Series A          Class B                              Subscribed      Paid In       During  Stockholder's
                      Shares   Amount    Shares   Amount       Shares  Amount   Shares Amount    Capital    Development    Equity
                                                                                                               Stage



Issuance of Preferred      -   $   - 4,000,000 $1,000,000           -  $    -        -  $   -    $     -    $      -  $1,000,000
 Stock - Class B in
 exchange for debt
 to Parent

Common Stock Issued        -       -        -          -    1,250,000   1,250        -      -    248,750           -     250,000
 in Exchange for
 Parent Debt

Warrant to purchase        -       -        -          -            -       -        -      -     60,000           -      60,000
 common stock issued
 in exchange for services

Net loss for the year      -       -        -          -            -       -        -      -          -  (1,080,391) (1,080,391)
 ended June 30, 1997

Balance at         2,250,000   2,250 4,000,000 1,000,000   12,086,187  12,086        -      -  9,871,301  (4,339,845)  6,545,792
 June 30, 1997

Issuance of Common         -       -        -          -    1,000,000   1,000        -      -    199,000           -     200,000
 Stock in exchange
 for services

Issuance of Common         -       -        -          -      395,500     396        -      -     73,761           -      74,157
 Stock in exchange
 for debt and services

Issuance of Common         -       -        -          -      850,000     850        -      -     72,250           -      73,100
 Stock for in exchange
 for debt and services

Issuance of Stock          -       -  100,000     25,000            -       -        -      -          -           -      25,000
 in exchange for services

Conversion of Preferred    -       -(4,000,000)(1,000,000) 40,000,000  40,000        -      -    960,000           -           -
 Stock to Common Stock

Net Loss of Period         -       -        -          -            -       -        -      -          -  (1,245,439) (1,245,439)
 Ended June 30, 1998

Balance at         2,250,000  $2,250  100,000    $25,000   54,331,687 $54,332        -   $  - $11,176,312 $(5,585,284) $5,672,610
 June 30, 1998

                 See accompanying notes to financial statements
                                       F-8

                 COUNTRY WORLD CASINOS, INC.
               (A developmental stage company)
                   STATEMENTS OF CASH FLOWS

                                        Year         Year         For the period from
                                        Ended        Ended          November 9, 1982
                                      June 30,      June 30,      (Date of Inception)
                                        1998         1997        through June 30, 1998
Cash flows from operating
activities:
     Net income from operating     $(1,245,439)   $(1,080,391)       $(5,752,436)
       activities
     Adjustments to reconcile
       net income to net cash:
         Depreciation                    2,353         21,867             59,867
         Common stock issued in              -              -             14,451
          exchange for interest
         Common stock issued in        347,257              -          1,184,757
          exchange for services
         Preferred stock issued         25,000              -             25,000
          in exchange for services
         Loss on nonmarketable               -              -            (85,000)
          Securities
         Write off of loan                   -              -            (90,000)
          receivable
         Extraordinary Item,                 -              -            167,152
          primarily related party
        Allocation of management             -        408,000            408,000
         fees - related party
            Change in:
               Prepaid expenses         11,850        (73,140)          (748,790)
                and other assets
               Accounts payable      2,911,700        (637,075)        3,302,512
                and accrued expenses

      Discontinued Operations:
       Net loss                               -              -          (389,286)

      Adjustments to reconcile
       loss to net cash
           Used in operating
            activities
           Gain on disposal                   -              -           389,286
            of assets
      Net cash (used in) provided     2,052,721     (1,360,739)       (1,514,487)
       by operating activities

Cash flows (used in) provided
by investing activities:
     Acquisition of property,        (4,559,824)      (126,860)       (9,832,101)
      improvements and equipment
     Investment in patent                     -              -           (62,000)
     Deposits and other                 (35,000)          (190)          (35,630)
     Decrease in restricted cash              -         49,994                 -
     Net cash used in investing      (4,594,824)       (77,056)       (9,929,731)
      activities

Cash flows (used in) provided by
 financing activities:
     Repayment of capital lease               -         (1,515)           (4,233)
      obligation
     Proceeds from notes              2,537,322       (329,238)        6,224,946
      payable, net
     Proceeds from stock and                   -              -        5,220,835
      warrant Issuance
     Capital contribution                      -              -            2,850
     Net cash (used in) provided      2,537,322        (330,753)      11,444,398
      by financing activities
Net increase (decrease) in cash          (4,781)     (1,768,548)             180
 and cash equivalents
Cash and cash equivalents at              4,961       1,773,509                -
 beginning of period
Cash and cash equivalents at end      $     180      $    4,961      $       180
 of period
Supplemental Disclosure of Cash Flow:
Cash paid during the period for       $       -      $    3,931      $     5,761
 interest
Cash paid during the period for               -               -                -
 income taxes
Common stock issued for property              -               -          250,000
Preferred stock issued for                    -               -        2,250,000
 property
Common stock issued for services        347,257               -        1,184,757
Preferred stock issued for               25,000               -           25,000
 services
Non cash acquisition of               3,871,790               -        3,871,790
 property, improvements and
 equipment
Non cash proceeds from notes            378,432     $         -          378,432
 payable


       See accompanying notes to  financial statements
                             F-9

                 COUNTRY WORLD CASINOS, INC.
               (A developmental stage company)
                NOTES TO FINANCIAL STATEMENTS
                   JUNE 30, 1998 and 1997

NOTE A-SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

Country World Casinos, Inc., (the "Company" or "Country World") is incorporated under the laws of the state of Nevada. The Company is engaged in the development of a full service hotel and casino in Blackhawk, Colorado. As of June 30, 1998, the Company has not commenced construction of the planned casino, nor has it realized any revenues from its planned operations. Accordingly, the Company is considered to be in the development stage.

The   Company  was  a  majority  owned  subsidiary  of  Holly
Holdings, Inc. ("Parent") until May 1997.

Certain  prior  year  amounts  have  been  reclassified   for
comparative purposes.

Revenue Recognition

Casino revenues will consist of the net win from gaming activities, which is the difference between gaming wins and losses. Revenues exclude the retail value of complimentary food, beverages and hotel services furnished to customers. All revenues will be recognized as occurred.

Advertising

The  Company  follows  the policy of charging  the  costs  of advertising to expenses incurred. The Company  did not  incur any  advertising costs during the years ended June  30,  1998 and 1997.

Income Taxes

Income taxes are provided based on the liability method for financial reporting purposes in accordance with the provisions of Statements of Financial Standards No. 109, "Accounting for Income Taxes". Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

                 COUNTRY WORLD CASINOS, INC.
               (A developmental stage company)
               NOTES TO  FINANCIAL STATEMENTS
                   JUNE 30, 1998 AND 1997

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Property and Equipment

For financial statement purposes, property and equipment are depreciated using the straight-line method over their estimated useful lives of the related assets ranging from three to seven years. An accelerated method of depreciation is used for tax purposes.

Depreciation expense for the years ended June 30, 1998 and 1997 is $ 7,905 and $ 6,867, respectively.

Costs incurred in connection with the acquisition, development and preparation of the Company's land are capitalized and stated at cost. In addition, interest on borrowings incurred during the preparation period related to acquisition and development of the land are capitalized.

The Company reviews the carrying value of the property for impairment whenever events and circumstances indicate that the carrying value of the asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In the case where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.


Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 121 (SFAS 121). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

                 COUNTRY WORLD CASINOS, INC.
               (A developmental stage company)
               NOTES TO   FINANCIAL STATEMENTS
                   JUNE 30, 1998 and 1997

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Stock Based Compensation

The Company accounts for stock transactions in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees." In accordance with statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company has adopted the proforma disclosure requirements.

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss of $ 1,245,439 during the year ended June 30, 1998 and $1,080,391 during the year ended June 30, 1997. The Company's current liabilities exceeded its current assets by $11,811,904 as of June 30, 1998. Substantially all the company's assets are illiquid.

Comprehensive Income

The Company does not have any items of comprehensive income in any of the periods presented.

                 COUNTRY WORLD CASINOS, INC.
               (A developmental stage company)
               NOTES TO   FINANCIAL STATEMENTS
                   JUNE 30, 1998 and 1997

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)
Segment Information

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131) in the year ended June 30, 1998. SFAS establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segment.

Net Loss Per Share

The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrant's have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material. There is no effect on earnings per share information for the year ended June 30, 1998 relating to the adoption of this standard.

New Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pension and Other -Post Employment Benefits (SFAS 132) in the year ended June 30, 1998. SFAS No. 132 establishes disclosure requirements regarding pension and post employment obligations. SFAS No. 132 does not effect the Company as of June 30, 1998.

In March 1998, Statement of Position No. 98-1 was issued, which specifies the appropriate accounting for costs incurred to develop or obtain computer software for internal use. The new pronouncement provides guidance on which costs should be capitalized, and over what period such costs should be amortized and what disclosures should be made regarding such costs. This pronouncement is effective for fiscal years beginning after December 15, 1998, but earlier application is acceptable. Previously capitalized costs will not be adjusted. The Company believes that it is already in substantial compliance with the accounting requirements as set forth in this new pronouncement, and therefore believes that adoption will not have a material effect on financial condition or operating results.

                 COUNTRY WORLD CASINOS, INC.
               (A developmental stage company)
               NOTES TO   FINANCIAL STATEMENTS
                   JUNE 30, 1998 and 1997

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

In April 1998, Statement of Position No. 98-5 was issued which requires that company's expense defined previously capitalized start-up costs including organization costs and expense future start-up costs as incurred. Adoption of this statement does not have an effect on financial condition or operating results.

The Company adopted Statement of Financial Standards No. 133, Accounting for Derivative Instruments and for Hedging Activities (SFAS No. 133) in the year ended June 30, 1998. SFAS No. 133 requires that certain derivative instruments be recognized in balance sheets at fair value and for changes in fair value to be recognized in operations. Additional guidance is also provided to determine when hedge accounting treatment is appropriate whereby hedging gains and losses are offset by losses and gains related directly to the hedged item. SFAS No. 133's impact on the Company's consolidated financial statements is not expected to be material as the Company has not historically used derivative and hedge instruments.

In  December  1999,  the Securities and  Exchange  Commission
issued  Staff Accounting Bulletin No. 101     ("SAB  101"),
Revenue Recognition in Financial Statements, which will become effective December 31, 2000. The Company does not expect the standard to have a material effect on its financial position or results of operations.

In  March  2000,  the  Financial Accounting  Standards  Board
issued FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of Accounting Principles Board No. 25 for (a) the definition of an employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. Management does not anticipate that this interpretation will have a material impact on the Company's consolidated financial statements.

In September 2000, The Financial Accounting Standards Board issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS Statement No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and require certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for the fiscal years ending after December 15, 2000. Management does not anticipate that this interpretation will have a material impact on the Company's consolidated financial statements.

                 COUNTRY WORLD CASINOS, INC.
               (A developmental stage company)
               NOTES TO  FINANCIAL STATEMENTS
                   JUNE 30, 1998 and 1997

NOTE B- PROPERTY AND EQUIPMENT, NET

Property and equipment at June 30 were as follows:

                                      1998           1997
  Land and improvements          $ 17,433,349   $ 12,864,346
  Furniture and fixtures               38,889         48,068
                                   17,472,238     12,912,414

  Less: accumulated depreciation      (23,355)        (21,002)
                                 $ 17,448,883   $ 12,891,412



Interest capitalized during the years ended June 30, 1998 and 1997 amounted to $ 1,275,284 and $ 887,663, respectively.


NOTE C :NOTES PAYABLE

Notes payable at June 30, 1998 and 1997 are as follows:

                                      1998           1997
Mortgage note payable in monthly    $ 998,000       $       -
installments of interest only at
the   bank  prime  rate  +   3%;
payable   on demand and  secured
by a third deed of trust on real
property  and improvements.  The
Company is in default under  the
terms of the mortgage note.

Mortgage note payable in monthly    5,000,000       5,000,000
installments of interest only at
24% per annum; due on  or before
May,  1999 and secured by a first
deed of trust on real property and
improvements. The Company is  in
default under the terms  of  the
mortgage note (see Note J).

                                 $  5,998,000     $ 5,000,000

                 COUNTRY WORLD CASINOS, INC.
               (A developmental stage company)
               NOTES TO  FINANCIAL STATEMENTS
                   JUNE 30, 1998 and 1997

NOTE D-NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties at June 30, 1998 and 1997 are as follows:

                                            1998        1997

Mortgage  note  payable  to  an   entity  $ 600,000  $ 155,000
controlled  by a significant stockholder
of   the  Company,  payable  in  monthly
installments of interest only at 12 % per annum; payable on demand due and secured by a second deed of trust on real property and improvements. The Company is in default under the terms of the mortgage note (see Note F).

Mortgage  note  payable  to  an   entity    600,000          -
controlled  by a significant stockholder
of   the  Company,  payable  in  monthly
installments of interest only  at  12  %
per annum; payable on demand due and secured
 by  a  fourth  deed   of trust on   real
property and improvements. The Company is in default under the terms of the mortgage note (see Note F).

Mortgage  note  payable  to  an   entity    274,200          -
controlled  by a significant stockholder
of   the  Company,  payable  in  monthly
installments of interest only at 12 % per annum; payable on demand due and secured by a fifth deed of trust on real property and improvements. The Company is in default under the terms of the mortgage note (see Note F).

Mortgage  note  payable  to  an   entity   725,000     725,000
controlled  by a significant stockholder
of   the  Company,  payable  in  monthly
installments of interest only at 8 % per annum; payable on demand due and secured by deed of trust on real property and improvements. The Company is in default under the terms of the mortgage note
(see Note J).

                                       $ 2,199,200  $  880,000

                 COUNTRY WORLD CASINOS, INC.
               (A developmental stage company)
               NOTES TO  FINANCIAL STATEMENTS
                   JUNE 30, 1998 and 1997

NOTE E-INCOME TAXES

Financial Accounting Standard No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

At June 30, 1998, the Company has available for federal income tax purposes a net operating loss carryforward of $ 5,585,284 expiring through the year 2013, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

Components of deferred tax assets as of June 30, 1998 are as follows:

Non current:
Net operating loss           $  1,898,997
 carryforward
Valuation allowance            (1,898,997)
Net deferred tax asset       $          -


NOTE F-CAPITAL STOCK

Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock, $.001 par value, with certain rights, preferences and designations, to be issued in a manner to be determined by the Company's Board of Directors.

                 COUNTRY WORLD CASINOS, INC.
               (A developmental stage company)
                NOTES TO FINANCIAL STATEMENTS
                   JUNE 30, 1998 and 1997

NOTE F-CAPITAL STOCK  (continued)


Series A Convertible Preferred Stock

The Company's preferred stock includes Series A Convertible Preferred ("Convertible Preferred") stock valued at $.001 per share. The maximum issuable shares under the series are 2,250,000 shares. Holders of the Convertible Preferred shares shall be entitled to dividends as declared by the Board of Directors.

The Convertible Preferred stockholders, in the event of liquidation of the Company, will receive an amount equal to $3.33 per share plus declared and unpaid dividends before any holder of common stock. A sale, lease, or transfer of all or substantially all of the Company's assets shall be deemed to be a liquidation for purposes of the liquidation preference.

Each Convertible Preferred share is convertible into one share of common stock at any time or automatically upon the conversion of the majority of the Convertible Preferred stock or in the event of a public offering of the Company's common stock at not less than $6.66 per share.

As of June 30, 1998, there were 2,250,000 shares of the Series A Convertible Preferred Stock issued and outstanding
(see Note J).


Class B Convertible Preferred Stock

In  April  1997, the Board of Directors created a  series  of
Class B convertible preferred stock ("Class B") valued at $.25 per share. The maximum issuable shares under the Class B preferred stock is 5,000,000 shares. The holders of the Class B shares are not entitled to receive dividends, and the shares are entitled to vote with the common stock as a single class. In the event of liquidation of the Company, the holders of the Class B shares will receive an amount per share equal to the sum of $0.25 for each outstanding share of Class B preferred stock.

Each share of Class B preferred stock is convertible into common stock at the rate of ten (10) shares of common stock for each share of Class B Preferred. Each share of Class B may be converted one year following the date of issuance at the election of the holder. The Company is not required to reserve and keep available out of its authorized but unissued shares of common stock, common stock sufficient to effect the conversion of the Class B. In the event that the number or authorized share of common stock is not sufficient to effect the conversion of the outstanding shares of Class B, the Company will increase the number authorized but unissued shares of common stock.
                            F-18

                 COUNTRY WORLD CASINOS, INC.
               (A developmental stage company)
                NOTES TO FINANCIAL STATEMENTS
                   JUNE 30, 1998 and 1997

NOTE F-CAPITAL STOCK  (continued)

During  the  year  ended June 30, 1997,  the  Company  issued
4,000,000 shares of Class B in exchange for $1,000,000 in cash advances that had been made to the Company by the Parent.

During  the  year ended June 30, 1998, the Company  converted
4,000,000 shares of its Class B shares to 40,000,000 shares of its Common Stock.

During  the  year  ended June 30, 1998,  the  Company  issued
100,000 shares of its Class B shares in exchange for professional services.

As of June 30, 1998, there were 100,000 shares of the Class B
Convertible Preferred Stock issued and outstanding.

Common Stock

The  Company  is  authorized to 75,000,000 shares  of  common
stock having a par value of   $ .001 per share.

During the year ended June 30, 1997, the Company issued 1,250,000 shares of common stock to the Parent in exchange for $250,000 owed to the Parent. During the year ended June 30, 1998, the Company issued 2,245,500 shares of its common stock to non-employees for services rendered in exchange for debts owed.

At June 30, 1998, there were 54,331,687 shares of common stock outstanding.

Warrants to Purchase  Common Stock

As of June 30, 1998, the Company had outstanding 1,000,000 warrants to purchase 1,000,000 shares of the Company's common stock at $.06 per share with no expiration. The warrants were issued as compensation for financial consulting services to an entity controlled by a family member of the Company's Chairman of the Board.

As of June 30, 1998 , the Company had outstanding 7,000,000 warrants to purchase 7,000,000 shares of the Company's common stock at $.20 per share with no expiration. The warrants were issued as additional consideration to an entity controlled by the Company's Chairman of the Board which advanced the Company funds in the form of mortgage notes payable secured by deeds of trust on the Company's land and improvements (see Note D).

                 COUNTRY WORLD CASINOS, INC.
               (A developmental stage company)
                NOTES TO FINANCIAL STATEMENTS
                   JUNE 30, 1998 and 1997



NOTE G-COMMITMENTS AND CONTINGENCIES

  Lease Commitments

The  Company leases office space on a month-to-month basis  .
During the years ended June 30, 1998 and 1997, the Company incurred rental expense of $ 29,020 and $ 0, respectively.


Employment and Consulting Agreements

The Company has employment agreements with the Company's Executive Chairman and Vice Chairman. In addition to salary and benefit provisions, the Agreements include defined commitments should the Company terminate the employment of
the Executives   without cause.

The Company has consulting agreements with outside contractors. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

Litigation

In June 1995, Tommyknocker Casino Corp. and New Allied Development Corporation ("Tommyknocker") filed a counterclaim against the Company in the District Court of the state of Colorado. The counterclaim alleged the non-payment of principal and interest of amounts owed by the Company in connection with a mortgage loan agreement by and between the Company and Tommyknocker Casino Corp. and New Allied Development Corporation (see Note J).

                 COUNTRY WORLD CASINOS, INC.
               (A developmental stage company)
                NOTES TO FINANCIAL STATEMENTS
                   JUNE 30, 1998 and 1997

NOTE G- COMMITMENTS AND CONTINGENCIES (continued)

In 1995, James Hamilton, a private investor, filed a complaint against the Company and Robert Todd Financial Corporation in the District Court of Travis County, Texas. The Complaint alleges Robert Todd Financial Corporation, and its agents and/or employees, made misrepresentations regarding the Company's common stock, and allegedly induced the Plaintiff to purchase the stock. The Plaintiff alleges the Company is liable for the wrongful conduct of the co-defendant. The Company denies liability in all respects and vigorously intends to defend. In 1996 the Company moved to dismiss the action and no decision has been reached by the Court on the pending motion. While the ultimate outcome of the litigation cannot be ascertained at this time, based upon current knowledge of applicable law and facts, and taking into consideration the opinion of the Company's general counsel that the Plaintiff's claims lack merit and the Company should prevail ultimately in this litigation, management believes the lawsuit should not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Environmental Indemnification

  The Company has entered into an environmental indemnity agreement with the holders of the $5,000,000 mortgage loan payable (see Note C) pursuant to which the Company will defend and hold harmless the Lender from any environmental claims connected to the property which secures the loan. The Company through independent environmental consultants, has conducted environmental examinations on the property and has made environmental remediation pursuant to an administrative consent order with the U.S. Environmental Protection Agency. The remediation was performed in accordance with the approved work plan. Based upon the work performed, the Company does not believe that further remedial activity will be required. However, there can be no assurance what costs, if any, the Company might incur in the future in connection with environmental matters related to the property.

                 COUNTRY WORLD CASINOS, INC.
               (A developmental stage company)
                NOTES TO FINANCIAL STATEMENTS
                   JUNE 30, 1998 and 1997

NOTE H-RELATED PARTY TRANSACTIONS

Due to Officers and Parent

The amounts due to the Company's officers and Parent  at June
30,  1998  and  1997  represents aggregate  advances  to  the
Company  (net  of  repayments).   No  formal  agreements   or
repayment terms exist.

NOTE I-LOSSES PER SHARE

The following table presents the computation of basis and diluted loss per share:

                                       1998           1997
Net (loss) available for common    $(1,245,439)   $(1,080,391)
shareholders

Basic  and  fully diluted  loss       $(0.05)        $(0.10)
per share
Weighted average common  shares
outstanding                         23,668,479     10,985,493

Net loss per share is based upon the weighted average of shares of common stock outstanding June 30, 1998 and 1997.

NOTE J- SUBSEQUENT EVENTS

In July 1998, the Company executed and delivered a deed for the real property in lieu for foreclosure to the holders of the $ 725,000 mortgage note (see Note D).

In October 1999, the Company settled the lawsuit with Tommyknocker at no cost to the Company. In connection with the settlement, the Company issued 2,250,000 shares of Company common stock to Tommyknocker in exchange for 2,250,000 shares of Series A Convertible Preferred stock held by Tommyknocker (see Note F).

In July 2000, the Company signed a memorandum of understanding with Dartmouth General Capital Management, Ltd. (Dartmouth) to acquire certain Company assets, retire the outstanding debts of Country World and provide $80 million in financing to begin construction and development of its Black Hawk, Colorado casino and hotel project. Subject to certain conditions, the Dartmouth will commence funding the commitment on or before January 15, 2001.