Form 10KSB/A
period 1999-06-30
COUNTRY WORLD CASINOS INC
filed 2001-01-17
CIK 713443

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

     The aggregate market value of the approximately 54,331,687 shares of the Company's voting stock held by non-affiliates, computed at the average bid and asked prices of such stock in the over-the-counter market, as quoted on the Electronic Bulletin Board on September 30, 1999 was approximately $5,433,169.


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

LIQUIDITY & CAPTIAL RESOURCES

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

RESULTS OF OPERATIONS

     The Company has had no revenues from operations. The Company continues to incur losses of approximately $100,000 per month to service the debt of the Kennedy Loan and other ongoing obligations such as rent and utilities for the Company's corporate office. This loss of $1,175,181 in the fiscal year ended June 30, 1999 compares to a loss of operations of $1,238,517 for the year ended June 30, 1998. The ability of the Company to achieve revenues in the future will be dependent upon realization of its plans to develop a gaming and hotel complex on the property.

ITEM 7.  FINANCIAL STATEMENTS

     See attached pages F1 - F21 for audited financials which fairly represent the Company's status for the year ended June 30, 1999.

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


Dated: January 10, 2001       /s/ Roger D. Leclerc
                              Roger D. Leclerc, President and Director

Dated: January 10, 2001       /s/ William H. Patrowicz
                              William H. Patrowicz, CEO,
                              Secretary, Treasurer and Director

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549



                    FINANCIAL STATEMENTS AND SCHEDULES

                          JUNE 30, 1999 AND 1998



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


                        COUNTRY WORLD CASINOS, INC

                        COUNTRY WORLD CASINOS, INC.

                       Index to Financial Statements

                                                              Page No
Report of Independent Certified Public Accountants              F-3

Balance Sheet at June 30, 1999 and 1998                         F-4

Statements of Losses for the two years ended June 30, 1999
and 1998, and for the period November 9, 1982 (date of          F-5
inception) to June 30, 1999

Statements of Stockholders' Equity for the  period November
9, 1982 (date of inception) to June 30, 1999                 F-6 to F-7

Statements of Cash Flows for the two years ended June 30,
1999 and 1998, and for the  period November 9, 1982 (date       F-8
of inception) to June 30, 1999

Notes to Financial Statements                               F-9 to F-21

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
                               703-448-9200
                            703-448-3515 (fax)
                                                           Philadelphia, PA

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Country World Casinos, Inc
Bala Cynwyd, PA

      We have audited the accompanying balance sheets of Country World Casinos, Inc. (a development stage Company) as of June 30, 1999 and 1998 and the related statements of losses, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Country World Casinos, Inc. as of June 30, 1999 and 1998, and the results of its operations and its cash flows for the two years ended in conformity with generally accepted accounting principles. We express no opinion on the cumulative period from inception through June 30, 1999.


                                   /s/ STEFANOU & COMPANY, LLP
                                         Stefanou & Company, LLP

McLean, Virginia
December 15, 2000

                        COUNTRY WORLD CASINOS, INC.
                      (A developmental stage company)
                               BALANCE SHEET
                          June 30, 1999 and 1998

                                             1999        1998
                    ASSETS
        CURRENT ASSETS:
        Cash                              $      -    $    180
        Prepaid Interest                    91,935      61,290
               Total current assets         91,935      61,470

        Property, Plant & Equipment,
         Net (Note B)                   18,299,381  17,448,883

        OTHER ASSETS
        Deposits                            35,000      35,630

                                       $18,426,316 $17,545,983

                  LIABILITIES
        CURRENT LIABILITIES
        Accounts Payable and Accrued
         Liabilities                    $4,092,644  $3,244,869
        Due to Officers and Parent
         (Note H)                          677,000     417,000
        Other Liabilities                   34,870      14,304
        Note Payable (Note C)              998,000   5,998,000
        Note Payable Related Parties
        (Note D)                         7,853,392   2,199,200
           Total current liabilities    13,655,906  11,873,373

        COMMITMENTS & CONTINGENCIES (NOTE G)

                  STOCKHOLDER'S EQUITY (NOTE F):

        Series  A Preferred Stock,  par
        value    $.001    per    share,
        25,000,000  shares  authorized,
        2,250,000   shares  outstanding
        at June 30, 1999 and 1998            2,250       2,250

        Class  B  Preferred Stock,  par
        value     $.25    per    share,
        5,000,000   shares  authorized,
        1,100,000   shares  outstanding
        at  June  30, 1999 and  100,000
        at June 30, 1998                   275,000      25,000

        Common  Stock, par value  $.001
        per  share,  75,000,000  shares
        authorized  54,331,687   shares
        outstanding  at June  30,  1999
        and 1998                            54,332      54,332

        Additional Paid In Capital      11,176,311  11,176,312

        Deficiency accumulated during
        development stage               (6,737,483) (5,585,284)

          Total stockholder's equity     4,770,410   5,672,610

                                       $18,426,316 $17,545,983

              See accompanying notes to financial statements
                                    F-4

                       COUNTRY WORLD CASINOS, INC.
                    (A developmental stage company)
                         STATEMENTS OF LOSSES


                                                             For the
                                                           period from
                                                            November 9,
                                     Year          Year     1982 (Date
                                    Ended         Ended         of
                                   June 30,        June     Inception)
                                     1999           30,      through
                                                   1998      June 30,
                                                             1999
Costs and Expenses:
    Research & Development         $     -      $     -     $ 122,000
    General and Administrative   1,101,442    1,120,428     6,358,581
    Depreciation                         -        7,905        50,419
    Interest Expense                35,386      131,784       238,615
      Total costs and expenses   1,136,828    1,260,117     6,769,615

        Operating loss          (1,136,828)  (1,260,117)   (6,769,615)

Other Expenses and Income
    Interest Income                      -       14,678       109,490
    Other Income                         -            -           735
    Rental Income                        -            -        45,126
     Loss on Non-Marketable              -            -       (85,000)
     Loss on Disposal of property,
      improvements & equipment     (15,533)           -       (15,533)
    Write Off of Loan Receivable         -            -       (90,000)
    Forfeited Deposit                    -            -      (100,000)
    Net other income (expenses)    (15,533)      14,678      (135,182)


Loss from continuing operations
before extraordinary item and
 income taxes                   (1,152,361)  (1,245,439)   (6,904,797)

Provision for income taxes
 (benefit)                               -            -             -
Loss from continuing operations,
 before extraordinary item      (1,152,361)  (1,245,439)   (6,904,797)
Extraordinary Item
  Extraordinary Gain on
   Forgiveness of Debt,
   Primarily Related Party               -            -       167,152

Net loss                       $(1,152,361) $(1,245,439)  $(6,737,645)

Loss per common share (basic
 and assuming dilution)             $(0.02)      $(0.05)       $(0.75)

Weighted average common shares
 outstanding (see Note I)       54,331,687   23,668,479     8,936,377

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
 June 30, 1996

See accompanying notes to financial statements
                                       F-6



                           COUNTRY WORLD CASINOS, INC.
                         (A developmental stage company)
                        STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (continued)

                                Preferred Stock                    Common Stock                Additional     Deficit        Total
                          Series A          Class B                              Subscribed      Paid In       During  Stockholder's
                      Shares   Amount    Shares   Amount       Shares  Amount   Shares Amount    Capital    Development    Equity
                                                                                                               Stage



Issuance of Preferred      -   $   - 4,000,000 $1,000,000           -  $    -        -  $   -    $     -    $      -  $1,000,000
 Stock - Class B in
 exchange for debt
 to Parent

Common Stock Issued        -       -        -          -    1,250,000   1,250        -      -    248,750           -     250,000
 in Exchange for
 Parent Debt

Warrant to purchase        -       -        -          -            -       -        -      -     60,000           -      60,000
 common stock issued
 in exchange for services

Net loss for the year      -       -        -          -            -       -        -      -          -  (1,080,391) (1,080,391)
 ended June 30, 1997

Balance at         2,250,000   2,250 4,000,000 1,000,000   12,086,187  12,086        -      -  9,871,301  (4,339,845)  6,545,792
 June 30, 1997

Issuance of Common         -       -        -          -    1,000,000   1,000        -      -    199,000           -     200,000
 Stock in exchange
 for services

Issuance of Common         -       -        -          -      395,500     396        -      -     73,761           -      74,157
 Stock in exchange
 for debt and services

Issuance of Common         -       -        -          -      850,000     850        -      -     72,250           -      73,100
 Stock for in exchange
 for debt and services

Issuance of Stock          -       -  100,000     25,000            -       -        -      -          -           -      25,000
 in exchange for services

Conversion of Preferred    -       -(4,000,000)(1,000,000) 40,000,000  40,000        -      -    960,000           -           -
 Stock to Common Stock

Net Loss of Period         -       -        -          -            -       -        -      -          -  (1,245,439) (1,245,439)
 Ended June 30, 1998

Balance at         2,250,000  $2,250  100,000    $25,000   54,331,687 $54,332        -   $  - $11,176,312 $(5,585,284) $5,672,610
 June 30, 1998

Preferred Stock            -       - 1,000,000   250,000            -       -        -      -          -           -     250,000
 issued in
 Exchange for Debt

Miscellaneous adjustment   -       -         -         -            -       -        -      -          -         163         163

Net Loss of Period         -       -         -         -            -       -        -      -          -  (1,152,361) (1,152,361)
 Ended June 30, 1999

Balance at
 June 30, 1999     2,250,000  $2,250 1,100,000  $275,000   54,331,687 $54,332        -    $ - $11,176,311 $(6,737.482) $4,770,410

                 See accompanying notes to financial statements
                                       F-7

                 COUNTRY WORLD CASINOS, INC.
               (A developmental stage company)
                  STATEMENTS OF CASH FLOWS


                                          Year        Year       For the period
                                          Ended       Ended     from November 9,
                                          June        June       1982 (Date of
                                           30,         30,        Inception)
                                          1999        1998      through June 30,
                                                                     1999
Cash flows from operating activities:
     Net income from operating
      activities                      (1,152,361)  (1,245,439)   (6,904,797)

     Adjustments to reconcile net
      income to net cash:
         Depreciation                          -        2,353        59,867
         Common stock issued in
          exchange for interest                -            -        14,451
         Common stock issued in
          exchange for services                -      347,257     1,184,757
         Preferred stock issued
          in exchange for services       250,000       25,000       275,000
         Loss on Nonmarketable
          Securities                           -            -       (85,000)
         Write off of Loan Receivable          -            -       (90,000)
         Extraordinary Item,
          Primarily Related Party              -            -       167,152
         Allocation of Management
          Fees - Related Party                 -            -       408,000
             Change in:
               Prepaid expenses and
                other assets             (30,645)      11,850      (779,435)
               Accounts payable and
                accrued expenses         868,341    2,911,700     4,170,853

      Discontinued Operations:
               Net (Loss)                      -            -      (389,286)
               Adjustments to Reconcile
                Net (Loss) to Net Cash
                (Used For) Operating
                Activities Gain on
                Disposal of Assets             -            -       389,286
    Net cash from operating
     activities                          (64,665)   2,052,721    (1,579,152)
Cash flows used in investing
activities:
     Acquisition of Property,
     improvements and equipment, net    (850,500) (4,559,824)   (10,682,601)
     Investment in Patent                      -           -        (62,000)
     Deposits & Other                        630     (35,000)       (35,000)
     (Increase) Decrease in
      Restricted Cash                          -           -              -
     Net cash used in investing
      activities                        (849,870) (4,594,824)   (10,779,601)
Cash flows (used in) provided by
 financing activities:
     Payment of Capital Lease Obligation       -           -         (4,233)
     Proceeds from Long-Term
      Borrowings, net                    914,355   2,537,322      7,139,301
     Proceeds from Stock and
      Warrant Issuance                         -           -      5,220,835
     Capital Contribution                      -           -          2,850
     Net cash provided by financing
      activities                         914,355   2,537,322     12,358,753
Net increase in cash and cash equivalents   (180)     (4,781)             -
Cash and cash equivalents at
 beginning of period                         180       4,961              -
Cash and cash equivalents at end of period  $  -      $  180           $  -

Supplemental Disclosure of Cash Flow:
Cash paid during the period for interest    $  -        $  -        $ 5,761
Cash paid during the period for taxes          -           -              -
Common stock issued for property               -           -        250,000
Preferred stock issued for property            -           -      2,250,000
Common Shares issued for services              -     347,257      1,184,757
Preferred Shares issued for services     250,000      25,000        275,000
Non Cash Acquisition of property,
 improvements, and equipment             850,500   3,871,790      4,722,290
Non Cash Proceeds from Notes Payable     914,355     378,432        952,198

       See accompanying notes to financial statements

                 COUNTRY WORLD CASINOS, INC.
               (A developmental stage company)
                NOTES TO FINANCIAL STATEMENTS
                   JUNE 30, 1999 and 1998

NOTE A-SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

Country World Casinos, Inc., (the "Company" or "Country World") is incorporated under the laws of the state of Nevada. The Company is engage in the development of a full service hotel and casino in Blackhawk, Colorado. As of June 30, 1999, the Company has not commenced construction of the planned casino, nor has it realized any revenues from its planned operations. Accordingly, the Company is considered to be in the development stage.

The   Company  was  a  majority  owned  subsidiary  of  Holly
Holdings, Inc. ("Parent") until May, 1997.

Certain  prior  year  amounts  have  been  reclassified   for
comparative purposes.

Revenue Recognition

Casino revenues will consist of the net win from gaming activities, which is the difference between gaming wins and losses. Revenues exclude the retail value of complimentary food, beverages and hotel services furnished to customers. All revenues will be recognized as occurred.

Advertising

The  Company  follows  the policy of charging  the  costs  of advertising to expenses incurred. The Company  did not  incur any  advertising costs during the years ended June  30,  1999 and 1998.

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

                 COUNTRY WORLD CASINOS, INC.
               (A developmental stage company)
               NOTES TO  FINANCIAL STATEMENTS
                   JUNE 30, 1999 AND 1998

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

Depreciation expense for the years ended June 30, 1999 and 1998 is $ 0 and $ 7,905, respectively.

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

                 COUNTRY WORLD CASINOS, INC.
               (A developmental stage company)
               NOTES TO   FINANCIAL STATEMENTS
                   JUNE 30, 1999 and 1998

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

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss of
$ 1,152,361 during the year ended June 30, 1999 and $ 1,245,439 during the year ended June 30, 1998. The Company's current liabilities exceeded its current assets by $ 13,563,971 as of June 30, 1999. Substantially all the Company's assets are illiquid.

Comprehensive Income

The Company does not have any items of comprehensive income in any of the periods presented.

                 COUNTRY WORLD CASINOS, INC.
               (A developmental stage company)
               NOTES TO   FINANCIAL STATEMENTS
                   JUNE 30, 1999 and 1998

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

New Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pension and Other -Post Employment Benefits (SFAS 132) in the year ended June 30, 1998. SFAS No. 132 establishes disclosure requirements regarding pension and post employment obligations. SFAS No. 132 does not effect the Company as of June 30, 1999.

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

                 COUNTRY WORLD CASINOS, INC.
               (A developmental stage company)
               NOTES TO   FINANCIAL STATEMENTS
                   JUNE 30, 1999 and 1998

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

In  December  1999,  the Securities and  Exchange  Commission
issued  Staff Accounting Bulletin No. 101     ( SAB  101),
Revenue Recognition in Financial Statements, which will become effective December 31, 2000. The Company does not expect the standard to have a material effect on its financial position or results of operations.

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

                 COUNTRY WORLD CASINOS, INC.
               (A developmental stage company)
               NOTES TO  FINANCIAL STATEMENTS
                   JUNE 30, 1999 and 1998

NOTE B- PROPERTY AND EQUIPMENT, NET

Property and equipment at June 30 were as follows:

                                  1999         1998
Land and improvements         $18,299,381  $17,433,339
Furniture and fixtures                  -       38,889
                               18,299,381   17,472,238
Less: accumulated depreciation          -      (23,355)
                              -----------   ----------
                              $18,299,381   17,448,883

Interest capitalized during the years ended June 30, 1999 and 1998 amounted to $ 1,549,666 and $ 1,275,284, respectively.

In July 1998, the Company executed and delivered a deed for the real property in lieu for foreclosure to the holders of the $ 725,000 mortgage note (see Note D).

NOTE  C -NOTES PAYABLE

Notes payable at June 30, 2000 and 1999 are as follows:

                                           1999         1998
Mortgage note payable in monthly
installments of interest only at
the bank prime rate + 3% ;
payable on demand and secured by
a third deed of trust on real
property and improvements. The
Company is in default under the
terms of the mortgage note.          $  998,000   $  998,000


Mortgage note payable to an entity
controlled by a significant
stockholder of the Company, payable
in monthly installments of interest
only at 24% per annum; payable on
demand  and secured by a first deed
of trust  on real property  and
improvements.  The Company  is
in  default under  the terms of
the mortgage note  (see
Note F).                                     $ -   $5,000,000

                                     ----------   ----------
                                     $  998,000   $5,998,000

                 COUNTRY WORLD CASINOS, INC.
               (A developmental stage company)
               NOTES TO  FINANCIAL STATEMENTS
                   JUNE 30, 1999 and 1998

NOTE D-NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties  at June 30, 1999 and 1998
are as follows:
                                                1999        1998
Mortgage   note  payable   to   an   entity
controlled by a significant stockholder  of
the    Company,    payable    in    monthly
installments of interest only  at  24%  per
annum; payable on demand  and secured by  a
first  deed of trust  on real property  and
improvements.  The note was aquired in 1999
from an unrelated party.  The Company is in
default under  the terms of the mortgage
note  (see Note F).                          $5,000,000  $        -

Mortgage   note  payable   to   an   entity
controlled by a significant stockholder  of
the    Company,    payable    in    monthly
installments of interest only at 12  %  per
annum; payable on demand due and secured by
a second deed of trust on real property and
improvements.  The Company  is  in  default
under  the terms of the mortgage note  (see
Note F).                                        600,000     600,000

Mortgage   note  payable   to   an   entity
controlled by a significant stockholder  of
the    Company,    payable    in    monthly
installments of interest only at 12  %  per
annum; payable on demand due and secured by
a fourth deed of trust on real property and
improvements.  The Company  is  in  default
under the terms of the mortgage note   (see
Note F).                                        600,000     600,000

Mortgage note payable to an entity
controlled by a significant stockholder of
the Company, payable in monthly
installments of interest only at 12 % per
annum; payable on demand due and secured by
a fifth deed of trust on real property and
improvements. The Company is in default
under the terms of the mortgage note  (see
Note F).                                        600,000     274,200

Mortgage note payable to an entity
controlled by a significant stockholder of
the Company, payable in monthly
installments of interest only at 12 % per
annum; payable on demand due and secured by
a sixth deed  of trust on  real property
and improvements. The Company is in default
under the terms of the mortgage note  (see
Note F).                                        600,000           -


Mortgage note payable to an entity
controlled by a significant stockholder of
the Company, payable in monthly
installments of interest only at 12 % per
annum; payable on demand due and secured by
a seventh deed  of trust on  real property
and improvements. The Company is in default
under the terms of the mortgage note  (see
Note F).                                        453,392           -

                 COUNTRY WORLD CASINOS, INC.
               (A developmental stage company)
               NOTES TO  FINANCIAL STATEMENTS
                   JUNE 30, 1999 and 1998

NOTE D-NOTES PAYABLE TO RELATED PARTIES (continued)

Mortgage note payable to an entity
controlled by a significant stockholder of
the Company, payable in monthly
installments of interest only at 8 % per
annum; payable on demand due and secured by
deed trust on real property and
improvements. The Company delivered a deed
in lieu of foreclosure in 1999 (see Note
B).                                                      -     725,000
                                               ----------- -----------
                                               $ 7,853,392 $ 2,199,200

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

At June 30, 1999, the Company has available for federal income tax purposes a net operating loss carryforward of $ 6,737,645 expiring through the year 2014, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

Components of deferred tax assets as of June 30, 1999 are as follows:

Non current:
Net operating loss carryforward        $ 2,290,799
Valuation allowance                     (2,290,799)
                                       ------------
Net deferred tax asset                 $         -


NOTE F-CAPITAL STOCK

Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock, $.001 par value, with certain rights, preferences and designations, to be issued in a manner to be determined by the Company's Board of Directors.

                 COUNTRY WORLD CASINOS, INC.
               (A developmental stage company)
                NOTES TO FINANCIAL STATEMENTS
                   JUNE 30, 1999 and 1998

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

As of June 30, 1999, there were 2,250,000 shares of the Series A Convertible Preferred Stock issued and outstanding (
See Note J).


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

                 COUNTRY WORLD CASINOS, INC.
               (A developmental stage company)
                NOTES TO FINANCIAL STATEMENTS
                   JUNE 30, 1999 and 1998

NOTE F-CAPITAL STOCK  (continued)

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

During the year ended June 30, 1999, the Company issued 1,000,000 shares of its Class B Convertible Preferred Stock in exchange for $ 250,000 owed to its officers in the form of cash advances to the Company, and unpaid services and expenses.

As of June 30, 2000, there were 1,100,000 shares of the Class
B Convertible Preferred Stock issued and outstanding.

Common Stock

The  Company  is  authorized to 75,000,000 shares  of  common stock  having a par value of  $ .001 per share. At  June  30,
1999,   there   were  54,331,687   shares  of  common   stock
outstanding.

                 COUNTRY WORLD CASINOS, INC.
               (A developmental stage company)
                NOTES TO FINANCIAL STATEMENTS
                   JUNE 30, 1999 and 1998

NOTE F-CAPITAL STOCK  (continued)

Warrants to Purchase  Common Stock

As of June 30, 1999 , the Company had outstanding 13,000,000 warrants to purchase 13,000,000 shares of the Company's common stock at $.20 per share with no expiration. The warrants were issued as additional consideration to an entity controlled by the Company's Chairman of the Board which advanced the Company funds in the form of mortgage notes payable secured by deeds of trust on the Company's land and improvements (see Note D).

As of June 30, 1999, the Company had outstanding 1,000,000 warrants to purchase 1,000,000 shares of the Company's common stock at $.06 per share with no expiration. The warrants were issued as compensation for financial consulting services to an entity controlled by a family member of the Company's Chairman of the Board.

The Company is not required to reserve and keep available out of its authorized but unissued shares of common stock, common stock sufficient to effect the conversion of the warrants to common stock. In the event that the number or authorized share of common stock is not sufficient to effect the conversion of the outstanding warrants, the Company will increase the number authorized but unissued shares of common stock.

NOTE G-COMMITMENTS AND CONTINGENCIES

Lease Commitments

Beginning in 1999, the Company leases office space on a month to month basis from an entity whose principal owner is a significant shareholder of the Company. During the years ended June 30, 1999 and 1998, the Company incurred rental expense of $ 34,258 and $29,020, respectively.


Employment and Consulting Agreements

The Company has an employment agreements with the Company's Executive Chairman and Vice Chairman. In addition to salary and benefit provisions, the Agreements include defined commitments should the Company terminate the employment of
the Executives   without cause.

The Company has consulting agreements with outside contractors. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

                 COUNTRY WORLD CASINOS, INC.
               (A developmental stage company)
                NOTES TO FINANCIAL STATEMENTS
                   JUNE 30, 1999 and 1998

NOTE G- COMMITMENTS AND CONTINGENCIES (continued)

Litigation

In June , 1995, Tommyknocker Casino Corp. and New Allied Development Corporation ("Tommyknocker"), filed a counterclaim against the Company in the District Court of the state of Colorado. The counterclaim alleged the non-payment of principal and interest of amounts owed by the Company in connection with a mortgage loan agreement by and between the Company and Tommyknocker Casino Corp. and New Allied Development Corporation(see Note J).


In 1995, James Hamilton, a private investor, filed a complaint against the Company and Robert Todd Financial Corporation in the District Court of Travis County, Texas. The Complaint alleges Robert Todd Financial Corporation , and its agents and/or employees , made misrepresentations regarding the Company's common stock, and allegedly induced the Plaintiff to purchase the stock The Plaintiff alleges the Company is liable for the wrongful conduct of the Company. The Company denies liability in all respects and vigorously intends to defend. In 1996 the Company moved to dismiss the action . No decision has been reached by the Court on the pending motion. While the ultimate outcome of the litigation cannot be ascertained at this time, based upon current knowledge of applicable law and facts and taking into consideration the opinion of the Company's general counsel that the Plaintiff's claims lack merit and the Company should prevail ultimately in this litigation, management believes the lawsuit should not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Environmental Indemnification

  The Company has entered into an environmental indemnity agreement with the holder of the $5,000,000 mortgage loan payable (see Note D) pursuant to which the Company will defend and hold harmless the Lender from any environmental claims connected to the property which secures the loan. The Company through independent environmental consultants, has conducted environmental examinations on the property and has made environmental remediation pursuant to an administrative consent order with the U.S. Environmental Protection Agency. The remediation was performed in accordance with the approved work plan. Based upon the work performed, the Company does not believe that further remedial activity will be required. However, there can be no assurance what costs, if any, the Company might incur in the future in connection with environmental matters related to the property.

                 COUNTRY WORLD CASINOS, INC.
               (A developmental stage company)
                NOTES TO FINANCIAL STATEMENTS
                   JUNE 30, 1999 and 1998

NOTE H-RELATED PARTY TRANSACTIONS

Due to Officers

The  amount due to the Company's officers  at June  30,  1999 and 1998 represents aggregate advances to the Company (net of repayments). No formal agreements or repayment terms exist.

NOTE I-LOSSES PER SHARE

The  following table presents the computation  of  basis  and diluted loss per share:
                                                   1999        1998
Net (loss) available for common shareholders   $(1,152,361)  $(1,245,439)
Basic  and  fully diluted  loss per share           $ (.02)       $ (.05)
Weighted average common shares outstanding      54,331,687    23,668,479

Net loss per share is based upon the weighted average of shares of common stock outstanding June 30, 1999 and 1998.

NOTE J- SUBSEQUENT EVENTS

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