Form 10KSB/A
period 2000-06-30
COUNTRY WORLD CASINOS INC
filed 2001-01-17
CIK 713443

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

Commission file number 0-22450

                          COUNTRY WORLD CASINOS, INC.
               (Name of Small Business Issuer in its charter)

          Nevada                                   13-3140389
(State or Other Jurisdiction of                   (IRS Employer
Incorporation or Organization)                Identification Number)

      200 Monument Road, Suite 9, Bala Cynwyd, Pennsylvania   19004
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

     The aggregate market value of the approximately 59,329,632 shares of the Company's voting stock held by non-affiliates, computed at the average bid and asked prices of such stock in the over-the-counter market, as quoted on the Electronic Bulletin Board on September 30, 2000 was approximately $1,186,593.

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

     Under the terms of the understanding, Dartmouth General will provide capital of approximately $15 million to pay the secured and unsecured debt of the Company within 45 days. Further, Dartmouth General will furnish and supply Country World with five year interest free corporate bonds for an additional $65 million issued by Dartmouth Generale Equity Securities Trust S.A., or its assigns, as securitization for the necessary financing to finalize development and construct the casino/hotel complex.

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

     In November 2000, the Company signed a contractual agreement with Dartmouth and in December 2000, the Company received a senior subordinated guarantee note to begin the draw down of the first $15,000,000. It is anticipated that the funding of this instrument with be completed by January 15, 2001.

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

     In order to accomplish this task, the Company must pay its current auditors a sum of approximately $55,000 for past services rendered and contract with a new firm for which a $30,000 fee is required. This process began upon closing of the agreement with Dartmouth.

     In March 2000, the Company's Chairman and CEO, Mr. Larry Berman resigned his position citing a conflict of interest with regard to extensive loans made to the Company, as well as personal issues.

     Although the Company is confident in the abilities of Dartmouth to provide financing to accomplish the aforementioned goals, there can be no assurance that any of these items will be provided or completed immediately or in the future.

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

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's Property is located in the town of Black Hawk. The town of Black Hawk is part of the Central City and Black Hawk National historic Landmark, established in 1989 by the United States Department of Interior, Natio nal Park Service. In conformance with this designation, the town of Black
Hawk in October 1990 established the Architectural and Design Review
Guidelines, authorizing the town to regulate historical and architectural matters within the town. These guidelines are used by Black Hawk's Historic Architectural Review Commission ("HARC") to evaluate and approve all applications for construction.

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

     Under the terms of the understanding, Dartmouth General will provide capital of approximately $15 million to pay the secured and unsecured debt of the Company within 45 days. Further, Dartmouth General will furnish and supply Country World with five year interest free corporate bonds for an additional $65 million issued by Dartmouth Generale Equity Securities Trust S.A., or its assigns, as securitization for the necessary financing to finalize development and construct the casino/hotel complex.

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

     In November 2000, the Company signed a contractual agreement with Dartmouth and in December 2000, the Company received a senior subordinated guarantee note to begin the draw down of the first $15,000,000. It is anticipated that the funding of this instrument with be completed by January 15, 2001.

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

     In order to accomplish this task, the Company must pay its current auditors a sum of approximately $55,000 for past services rendered and contract with a new firm for which a $30,000 fee is required. This process began upon closing of the agreement with Dartmouth.

     In March 2000, the Company's Chairman and CEO, Mr. Larry Berman resigned his position citing a conflict of interest with regard to extensive loans made to the Company, as well as personal issues.

     Although the Company is confident in the abilities of Dartmouth to provide financing to accomplish the aforementioned goals, there can be no assurance that any of these items will be provided or completed immediately or in the future.

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

     In September 1999, the Company requested credit against outstanding invoices from its architectural and engineering firm in the approximate amount of $447,003 for prepayments made, interest charges assessed and engineering charges yet to be documented. Negotiations on the disputed amounts will occur directly following the first funding by Dartmouth.

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

     In December 1999, in accordance with a development contract with the Company, Western Equities accumulated progressive payments totaling $1,975,003.00 from July 1997 to March 1998 which was contingent upon project financing. The Company requested that Western Equities acknowledge cancellation of this outstanding liability as the contingency clause for funding had not been fulfilled, was not expected to be, and the required work was never performed and therefore the services would not be required in the future. Western Equities agreed with the Company's request and this matter was closed and credited accordingly.

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

RESULTS OF OPERATIONS

     The Company has had no revenues from operations. The Company continues to incur losses of approximately $200,000 per month to service the assigned Kennedy Funding Note to Norlar, Inc. and other ongoing obligations such as rent and utilities for the Company's corporate office. The Company applied credits against its accounts payable in excess of $2,000,000 during the current fiscal year for architectural and development fees. These amounts reduced the construction in progress account accordingly. See Item 12, Certain Relationships and Related Transactions. The ability of the Company to achieve revenues in the future will be dependent upon realization of its plans to develop a gaming and hotel complex on the property.

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

     The following persons currently serve as officers and directors or the
Company:

Name                      Position

William H. Patrowicz      CEO, Secretary, Treasurer and Director
Roger D. Leclerc          President and Director

     The following is brief biographical information concerning the Company's officers, directors and significant employees:

     William H. Patrowicz, age 52, has served as Secretary, Treasurer for the Company since April 1995 and was formerly President of Holly Holdings, Inc. from June 1992 to March 1998. In March 2000, Mr. Patrowicz was appointed CEO upon the resignation of Mr. Berman. From 1982 to December 1991, Mr. Patrowicz was employed by Gunnebo Fastening Corp., as Senior Vice President of Operations.

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

     In March 2000, the Company's Chairman and CEO, Mr. Larry Berman resigned his position citing a conflict of interest with regard to extensive loans made to the Company, as well as personal issue.

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

Name of                    Shares Beneficially
Beneficial Owner           Owned                      Percent

* William H. Patrowicz      1,600,000                   2.6%

* Roger D. Leclerc                  0                     0%

 Western Equities, Inc.    16,000,000                  26.0%

* Larry S. Berman          17,280,000                  28.1%

  The TIP Living Trust      7,250,453                  11.8%

All Officers and Directors  1,600,000                   2.6%
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

     In September 1999, the Company requested credit against outstanding invoices from its architectural and engineering firm in the approximate amount of $447,003 for prepayments made, interest charges assessed and engineering charges yet to be documented. Negotiations on the disputed amounts will occur directly following the first funding by Dartmouth.

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

     In December 1999, in accordance with a development contract with the Company, Western Equities accumulated progressive payments totaling $1,975,003.00 from July 1997 to March 1998 which was contingent upon project financing. The Company requested that Western Equities acknowledge cancellation of this outstanding liability as the contingency clause for funding had not been fulfilled, was not expected to be, and the required work was never performed and therefore the services would not be required in the future. Western Equities agreed with the Company's request and this matter was closed and credited accordingly.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

1.Form 8-K, as filed with the Securities and Exchange Commission on March 6, 2000 with regard to the resignation of the Company's Chairman and Chief Executive Officer, Mr. Larry Berman.

2.Form 8-K, as filed with the Securities and Exchange Commission on November 13, 2000 with regard to change in auditing firms to be used by the Company. The Company's auditors are now Stefanou & Company, LLP of McLean,
Virginia.

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

                          JUNE 30, 2000 AND 1999



                      FORMING A PART OF ANNUAL REPORT
              PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934


                        COUNTRY WORLD CASINOS, INC

                        COUNTRY WORLD CASINOS, INC.

                      Index to Financial Statements

                                                               Page No
Report of Independent Certified Public Accountants               F-3
Balance Sheet at June 30, 2000 and 1999                          F-4
Statements of Losses for the two years ended June 30, 2000
 and 1999, and for the period November 9, 1982 (date of
 inception) to June 30, 2000                                     F-5
Statements of Stockholders' Equity for the  period November
 9, 1982 (date of inception) to June 30, 2000                F-6 to F-7
Statements of Cash Flows for the two years ended June 30,
 2000 and 1999, and for the  period November 9, 1982 (date
 of inception) to June 30, 2000                                  F-8
Notes to Financial Statements                                F-9 to F-22

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
                               703-448-9200
                            703-448-3515 (fax)
                                                           Philadelphia, PA

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Country World Casinos, Inc
Bala Cynwyd, PA

      We have audited the accompanying balance sheet of Country World Casinos, Inc. (a development stage Company) as of June 30, 2000 and 1999 and the related statements of losses, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Country World Casinos, Inc. as of June 30, 2000 and 1999, and the results of its operations and its cash flows for the two years ended, in conformity with generally accepted accounting principles. We express no opinion on the cumulative period from inception through June 30, 2000.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note J to the financial statements, the Company has suffered recurring losses from inception and has a deficit in working capital of $ 14,157,799, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note J. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                   /s/ STEFANOU & COMPANY, LLP
                                         Stefanou & Company, LLP

McLean, Virginia
December 15, 2000

                        COUNTRY WORLD CASINOS, INC.
                      (A developmental stage company)
                               BALANCE SHEET
                          June 30, 2000 and 1999


                                             2000        1999
                       ASSETS
              CURRENT ASSETS:
              Cash                               -           -
              Prepaid Interest              91,935      91,935
                 Total current assets       91,935      91,935

              Property, Plant &
              Equipment, Net (Note B)   18,220,670   18,299,38

              OTHER ASSETS
              Deposits                      35,000      35,000

                                       $18,347,605 $18,426,316

                    LIABILITIES
            CURRENT LIABILITIES
            Accounts payable and
             accrued  liabilities      $ 2,551,057 $ 4,092,644
            Due to officers (Note H)       958,594     677,000
            Other liabilities               42,946      34,870
            Note payable (Note C)          998,000     998,000
            Notes payable- related
            parties (Note D)             9,699,137   7,853,392
               Total current
                liabilities             14,249,734  13,655,906

            COMMITMENTS & CONTINGENCIES (NOTE G)

                STOCKHOLDER'S EQUITY (NOTE F)
              Series A Preferred
              Stock, par value $.001
              per share, 25,000,000
              shares authorized, none
              outstanding at June 30,
              2000; 2,250,000 shares
              outstanding at June 30,
              1999                               -       2,250

              Class B Preferred
              Stock, par value $.25
              per share, 5,000,000
              shares authorized,
              1,100,000 shares
              outstanding at June 30,
              2000 and  June 30, 1999      275,000     275,000

              Common Stock, par value
              $.001 per share,
              75,000,000 shares
              authorized 61,581,687
              shares outstanding at
              June 30, 2000 and
              54,331,687 at June 30,
              1999                          61,582      54,332

              Additional Paid In
              Capital                   11,296,311  11,176,311

              Deficiency accumulated
              during development
              stage                     (7,535,022) (6,737,483)

                Total stockholder's
                 equity                  4,097,871   4,770,410

                                       $18,347,605 $18,426,316

              See accompanying notes to financial statements

                       COUNTRY WORLD CASINOS, INC.
                     (A developmental stage company)
                           STATEMENTS OF LOSSES


                                                               For the
                                        Year        Year     period from
                                        Ended       Ended     November 9,
                                        June        June    1982 (Date of
                                         30,         30,      Inception)
                                        2000        1999     through June
                                                               30, 2000
     Costs and Expenses:
          Research & Development        $   -        $   -      $122,000
          General and Administrative  711,726    1,101,442     7,070,307
          Depreciation                      -            -        50,419
          Interest Expense             85,812       35,386       324,427
            Total costs and expenses  797,538    1,136,828     7,567,153

             Operating loss          (797,538)  (1,136,828)   (7,567,153)


     Other Expenses and Income
         Interest Income                    -            -       109,490
         Other Income                       -            -           735
         Rental Income                      -            -        45,126
         Loss on Non-Marketable
          Securities                        -            -       (85,000)
         Loss on Disposal of property,
          improvements &  equipment         -      (15,533)      (15,533)
         Write Off of Loan Receivable       -            -       (90,000)
         Forfeited Deposit                  -            -      (100,000)
            Net other income (expenses)     -      (15,533)     (135,182)


    Loss from continuing operations
     before extraordinary item and
     income taxes                    (797,538)  (1,152,361)   (7,702,335)

     Provision form income taxes
      (benefit)                             -            -             -
     Loss from continuing operations
      before extraordinary item      (797,538)  (1,152,361)   (7,702,335)
        Extraordinary Item:
        Extraordinary Gain on
         Forgiveness of Debt,
         Primarily Related Party            -            -       167,152

     Net Loss                       $(797,538) $(1,152,361)  $(7,535,183)


     Loss per common share (basic
      and assuming dilution)          $ (0.01)     $ (0.02)      $ (0.80)

     Weighted average common shares
      outstanding                  59,329,632   54,331,687     9,476,509

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
 June 30, 1996

See accompanying notes to financial statements
                                       F-6



                           COUNTRY WORLD CASINOS, INC.
                         (A developmental stage company)
                        STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (continued)

                                Preferred Stock                    Common Stock                Additional     Deficit        Total
                          Series A          Class B                              Subscribed      Paid In       During  Stockholder's
                      Shares   Amount    Shares   Amount       Shares  Amount   Shares Amount    Capital    Development    Equity
                                                                                                               Stage



Issuance of Preferred      -   $   - 4,000,000 $1,000,000           -  $    -        -  $   -    $     -    $      -  $1,000,000
 Stock - Class B in
 exchange for debt
 to Parent

Common Stock Issued        -       -        -          -    1,250,000   1,250        -      -    248,750           -     250,000
 in Exchange for
 Parent Debt

Warrant to purchase        -       -        -          -            -       -        -      -     60,000           -      60,000
 common stock issued
 in exchange for services

Net loss for the year      -       -        -          -            -       -        -      -          -  (1,080,391) (1,080,391)
 ended June 30, 1997

Balance at         2,250,000   2,250 4,000,000 1,000,000   12,086,187  12,086        -      -  9,871,301  (4,339,845)  6,545,792
 June 30, 1997

Issuance of Common         -       -        -          -    1,000,000   1,000        -      -    199,000           -     200,000
 Stock in exchange
 for services

Issuance of Common         -       -        -          -      395,500     396        -      -     73,761           -      74,157
 Stock in exchange
 for debt and services

Issuance of Common         -       -        -          -      850,000     850        -      -     72,250           -      73,100
 Stock for in exchange
 for debt and services

Issuance of Stock          -       -  100,000     25,000            -       -        -      -          -           -      25,000
 in exchange for services

Conversion of Preferred    -       -(4,000,000)(1,000,000) 40,000,000  40,000        -      -    960,000           -           -
 Stock to Common Stock

Net Loss of Period         -       -        -          -            -       -        -      -          -  (1,245,439) (1,245,439)
 Ended June 30, 1998

Balance at         2,250,000  $2,250  100,000    $25,000   54,331,687 $54,332        -   $  - $11,176,312 $(5,585,284) $5,672,610
 June 30, 1998

Preferred Stock            -       - 1,000,000   250,000            -       -        -      -          -           -     250,000
 issued in
 Exchange for Debt

Miscellaneous adjustment   -       -         -         -            -       -        -      -          -         163         163

Net Loss of Period         -       -         -         -            -       -        -      -          -  (1,152,361) (1,152,361)
 Ended June 30, 1999

Balance at
 June 30, 1999     2,250,000  $2,250 1,100,000  $275,000   54,331,687 $54,332        -    $ - $11,176,311 $(6,737.482) $4,770,410

Conversion of
 preferred to
 common stock
 (Note F)         (2,250,000) (2,250)        -         -    2,250,000   2,250        -      -          -           -           -

Conversion of
preferred stock to
common stock               -       -  (500,000) (125,000)   5,000,000   5,000        -      -    120,000           -           -

Preferred Stock
 Issued in
 Exchange for debt
 and services              -       -   500,000   125,000            -       -        -      -          -           -     125,000

Net Loss for
 Period ended
 June 30, 2000             -       -         -         -            -       -        -      -          -    (797,538)   (797,538)

Balance at
 June 30, 2000             -     $ - 1,100,000  $275,000   61,581,687 $61,582        -    $ - 11,296,311 $(7,535,020) $4,097,872

                 See accompanying notes to financial statements
                                       F-7

                 COUNTRY WORLD CASINOS, INC.
               (A developmental stage company)
                  STATEMENTS OF CASH FLOWS


                                         Year        Year      For the period
                                         Ended       Ended    from November 9,
                                        June 30,    June 30,    1982 (Date of
                                         2000        1999         Inception)
                                                               through June 30,
                                                                     2000
Cash flows from operating activities:
     Net income from operating
      activities                      $(797,539)  $(1,152,361)   $(7,702,336)
     Adjustments to reconcile net
      income to net cash:
         Depreciation                         -             -         59,867
         Common stock issued in
          exchange for interest               -             -         14,451
         Common stock issued in
          exchange for services               -             -      1,184,757
         Preferred stock issued in
          exchange for services         125,000       250,000        400,000
         Loss on Nonmarketable
          Securities                          -             -        (85,000)
         Write off of loan
          receivable                          -             -        (90,000)
         Extraordinary Item,
          primarily related party             -             -        167,152
        Allocation of management
         fees - related party                 -             -        408,000
          Change in:
             Prepaid expenses
              and other assets                -       (30,645)      (779,435)
             Accounts payable
              and accrued expenses,
              net                    (1,251,917)      868,341      2,918,936

      Discontinued Operations:
              Net (Loss)                      -             -       (389,286)
              Adjustments to Reconcile
               Net (Loss) to Net Cash
                 (Used For) Operating
                 Activities
                 Gain on Disposal of
                  Assets                      -             -        389,286
      Net cash from operating
       activities                    (1,924,456)      (64,665)    (3,503,608)

Cash flows used in investing activities:
     (Acquisition) disposal of
      property, plant and
      equipment, net                     78,711      (850,500)   (10,603,890)

     Investment in patent                     -             -        (62,000)
     Deposits and other                       -           630        (35,000)
     Net cash used in investing
      activities                         78,711      (849,870)   (10,700,890)

Cash flows (used in)/provided by
 financing activities:
     Payment of capital lease
      obligation                              -             -         (4,233)
     Proceeds from long-term
      borrowings, net                 1,845,745       914,355      8,985,046
     Proceeds from stock and              -
      warrant issuance                    -                 -      5,220,835
     Capital contribution                 -                 -          2,850
     Net cash provided by
      financing activities        1,845,745           914,355     14,204,498
Net increase in cash and cash
 equivalents                              -              (180)             -
Cash and cash equivalents at
 beginning of period                      -               180              -
Cash and cash equivalents at end
 of period                              $ -               $ -            $ -
Supplemental Disclosure of Cash Flow:
Cash paid during the period for
 interest                                 -                 -          5,761
Cash paid during the period for
 taxes                                    -                 -              -
Common stock issued for property          -                 -        250,000
Preferred stock issued for
 property                                 -                 -      2,250,000
Common shares issued for services
 and debt                                 -                 -      1,184,757
Preferred shares issued for
 services and debt                  125,000           250,000        400,000
Non cash acquisition of property,
 improvements, and equipment         78,711           850,500      4,801,001
Non cash proceeds from notes
 payable                          1,845,745           914,355      3,420,126

       See accompanying notes to financial statements

                 COUNTRY WORLD CASINOS, INC.
               (A developmental stage company)
                NOTES TO FINANCIAL STATEMENTS
                   JUNE 30, 2000 and 1999

NOTE A-SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

Country World Casinos, Inc., (the "Company" or "Country World") is incorporated under the laws of the state of Nevada. The Company is engage in the development of a full service hotel and casino in Blackhawk, Colorado. As of June 30, 2000, the Company has not commenced construction of the planned casino, nor has it realized any revenues from its planned operations. Accordingly, the Company is considered to be in the development stage.

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

Advertising

The  Company  follows  the policy of charging  the  costs  of advertising to expenses incurred. The Company did  not  incur any  advertising costs during the years ended June  30,  2000 and 1999.

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

                 COUNTRY WORLD CASINOS, INC.
               (A developmental stage company)
                NOTES TO FINANCIAL STATEMENTS
                   JUNE 30, 2000 AND 1999

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

The Company incurred no depreciation expense for the years ended June 30, 2000 and 1999.

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

                 COUNTRY WORLD CASINOS, INC.
               (A developmental stage company)
               NOTES TO   FINANCIAL STATEMENTS
                   JUNE 30, 2000 and 1999

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

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss of $ 797,538 during the year ended June 30, 2000 and $ 1,152,361 during the year ended June 30, 1999. The Company's current liabilities exceeded its current assets by $ 14,157,799 as of June 30, 2000. Substantially all the Company's assets are illiquid.

Comprehensive Income

The Company does not have any items of comprehensive income in any of the periods presented.

                 COUNTRY WORLD CASINOS, INC.
               (A developmental stage company)
               NOTES TO   FINANCIAL STATEMENTS
                   JUNE 30, 2000 and 1999

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

Net Loss Per Share

The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material. There is no effect on earnings per share information for the year ended June 30, 1998 relating to the adoption of this standard.

New Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pension and Other -Post Employment Benefits (SFAS 132) in the year ended June 30, 1998. SFAS No. 132 establishes disclosure requirements regarding pension and post employment obligations. SFAS No. 132 does not effect the Company as of June 30, 2000.

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

                 COUNTRY WORLD CASINOS, INC.
               (A developmental stage company)
               NOTES TO   FINANCIAL STATEMENTS
                   JUNE 30, 2000 and 1999

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

                 COUNTRY WORLD CASINOS, INC.
               (A developmental stage company)
                NOTES TO FINANCIAL STATEMENTS
                   JUNE 30, 2000 and 1999

NOTE B- PROPERTY AND EQUIPMENT, NET

Property and equipment at June 30 were as follows:

                                    2000         1999
  Land and improvements         $18,220,670  $18,299,381



Interest capitalized during the years ended June 30, 2000 and 1999 amounted to $ 2,302,230 and $ 1,549,666, respectively.

In July 1998, the Company executed and delivered a deed for the real property in lieu for foreclosure to the holders of the $ 725,000 mortgage note.

NOTE C -NOTES PAYABLE


Notes payable at June 30, 2000 and 1999 are as follows:

                                         2000         1999
Mortgage note payable in monthly
installments of interest only at
the bank prime rate + 3%;
payable on demand and secured by
a third deed of trust on real
property and improvements. The
Company is in default under the
terms of the mortgage note.          $  998,000   $  998,000
                                     -----------  -----------
                                     $  998,000   $  998,000

                 COUNTRY WORLD CASINOS, INC.
               (A developmental stage company)
                NOTES TO FINANCIAL STATEMENTS
                   JUNE 30, 2000 and 1999

NOTE D-NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties at June 30, 2000 and 1999
are as follows:
                                                     2000     1999
Mortgage   note  payable  to   an   entity
controlled by a significant stockholder of
the    Company,   payable    in    monthly
installments of interest only at  24%  per
annum; payable on demand and secured by  a
first  deed of trust on real property  and
improvements.  The Company is  in  default
under the terms of the mortgage note  (see
Note F).                                          5,000,000  5,000,000

Mortgage   note  payable  to   an   entity
controlled by a significant stockholder of
the    Company,   payable    in    monthly
installments of interest only at 12 %  per
annum;  payable on demand due and  secured
by a second deed of trust on real property
and   improvements.  The  Company  is   in
default  under the terms of  the  mortgage
note (see Note F).                                  600,000    600,000

Mortgage   note  payable  to   an   entity
controlled by a significant stockholder of
the    Company,   payable    in    monthly
installments of interest only at 12 %  per
annum;  payable on demand due and  secured
by a fourth deed of trust on real property
and   improvements.  The  Company  is   in
default  under the terms of  the  mortgage
note  (see Note F).                                 600,000    600,000

Mortgage   note  payable  to   an   entity
controlled by a significant stockholder of
the    Company,   payable    in    monthly
installments of interest only at 12 %  per
annum;  payable on demand due and  secured
by  a fifth deed of trust on real property
and   improvements.  The  Company  is   in
default  under the terms of  the  mortgage
note  (see Note F).                                 600,000    600,000


Mortgage   note  payable  to   an   entity
controlled by a significant stockholder of
the    Company,   payable    in    monthly
installments of interest only at 12 %  per
annum;  payable on demand due and  secured
by  a sixth deed of trust on real property
and   improvements.  The  Company  is   in
default  under the terms of  the  mortgage
note  (see Note F).                                 600,000    600,000


Mortgage   note  payable  to   an   entity
controlled by a significant stockholder of
the    Company,   payable    in    monthly
installments of interest only at 12 %  per
annum;  payable on demand due and  secured
by   a  seventh  deed  of  trust  on  real
property and improvements. The Company  is
in default under the terms of the mortgage
note  (see Note F).                                 600,000    453,392


Mortgage   note  payable  to   an   entity
controlled by a significant stockholder of
the    Company,   payable    in    monthly
installments of interest only at 12 %  per
annum;  payable on demand due and  secured
by a eighth deed of trust on real property
and   improvements.  The  Company  is   in
default  under the terms of  the  mortgage
note  (see Note F).                               1,699,137          -
                                                 ----------- ----------
                                                 $9,699,137  $7,853,392

                 COUNTRY WORLD CASINOS, INC.
               (A developmental stage company)
                NOTES TO FINANCIAL STATEMENTS
                   JUNE 30, 2000 and 1999

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

At June 30, 2000, the Company has available for federal income tax purposes a net operating loss carryforward of $ 7,500,000 expiring through the year 2020, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

Components of deferred tax assets as of June 30, 2000 are as follows:

Non current:
Net operating loss carryforward     $ 2,550,000
Valuation allowance                  (2,550,000)
                                    ------------
Net deferred tax asset              $         -


NOTE F-CAPITAL STOCK

Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock, $.001 par value, with certain rights, preferences and designations, to be issued in a manner to be determined by the Company's Board of Directors.

Series A Convertible Preferred Stock

The Company's preferred stock includes Series A Convertible Preferred ("Convertible Preferred") stock valued at $1.00 per share. The maximum issuable shares under the series are 2,250,000 shares. Holders of the Convertible Preferred shares shall be entitled to dividends as declared by the Board of Directors.

                 COUNTRY WORLD CASINOS, INC.
               (A developmental stage company)
                NOTES TO FINANCIAL STATEMENTS
                   JUNE 30, 2000 and 1999

NOTE F-CAPITAL STOCK  (continued)


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

During the year ended June 30, 2000, the Company settled a lawsuit with the holders of the Company's 2,250,000 shares of Series A Convertible Preferred Stock (see Note G). In connection with the settlement, the preferred shareholders exchanged their shares for 2,250,000 shares of the Company's common stock.

As  of  June 30, 1999, there were no shares of the  Series  A
Convertible Preferred Stock issued and outstanding.


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

                 COUNTRY WORLD CASINOS, INC.
               (A developmental stage company)
                NOTES TO FINANCIAL STATEMENTS
                   JUNE 30, 2000 and 1999

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

During  the  year ended June 30, 2000, the Company  converted
500,000 shares of its Class B shares to 5,000,000 shares of its Common Stock.

During the year ended June 30, 1999, the Company issued 1,000,000 shares of its Class B Convertible Preferred Stock in exchange for $ 250,000 owed to its officers in the form of cash advances to the Company, and unpaid services and expenses.

During the year ended June 30, 2000, the Company issued 500,000 shares of its Class B Convertible Preferred Stock in exchange for $ 125,000 owed to its officers in the form of cash advances to the Company, and unpaid services and expenses.

As of June 30, 2000, there were 1,100,000 shares of the Class
B Convertible Preferred Stock issued and outstanding.

Common Stock

The  Company  is  authorized to 75,000,000 shares  of  common stock  having a par value of $ .001 per share.  At  June  30,
1999,   there   were  61,581,687  shares  of   common   stock
outstanding.

                 COUNTRY WORLD CASINOS, INC.
               (A developmental stage company)
                NOTES TO FINANCIAL STATEMENTS
                   JUNE 30, 2000 and 1999

NOTE F-CAPITAL STOCK  (continued)

Warrants to Purchase Common Stock

As of June 30, 2000, the Company had outstanding 1,000,000 warrants to purchase 1,000,000 shares of the Company's common stock at $.06 per share with no expiration. The warrants were issued as compensation for financial consulting services to an entity controlled by a family member of the Company's Chairman of the Board.

As of June 30, 2000, the Company had outstanding 21,000,000 warrants to purchase 21,000,000 shares of the Company's common stock at $.20 per share with no expiration. The warrants were issued as additional consideration to an entity controlled by the Company's Chairman of the Board which advanced the Company funds in the form of mortgage notes payable secured by deeds of trust on the Company's land and improvements (see Note D).

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

NOTE G-COMMITMENTS AND CONTINGENCIES

Lease Commitments

Beginning in 1999, the Company utilized office space on a month to month basis from an entity whose principal owner is a significant shareholder of the Company. During the years ended June 30, 2000 and 1999, the Company incurred rental expense of $18,367 and $ 34,258, respectively.

Employment and Consulting Agreements

The Company has employment agreements with the Company's Executive Chairman and Vice Chairman. In addition to salary and benefit provisions, the Agreements include defined commitments should the Company terminate the employment of
the Executives   without cause.

The Company had consulting agreements with outside contractors. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

                 COUNTRY WORLD CASINOS, INC.
               (A developmental stage company)
                NOTES TO FINANCIAL STATEMENTS
                   JUNE 30, 2000 and 1999

NOTE G- COMMITMENTS AND CONTINGENCIES (continued)

Litigation

In June 1995, Tommyknocker Casino Corp. and New Allied Development Corporation ("Tommyknocker") filed a counterclaim against the Company in the District Court of the state of Colorado. The counterclaim alleged the non-payment of principal and interest of amounts owed by the Company in connection with a mortgage loan agreement by and between the Company and Tommyknocker Casino Corp. and New Allied Development Corporation. In October 1999, the Company settled the lawsuit with Tommyknocker at no cost to the Company. In connection with the settlement, the Company issued 2,250,000 shares of Company common stock to Tommyknocker in exchange for 2,250,000 shares of Series A Convertible Preferred stock held by Tommyknocker (see Note F).

In  1995,  James  Hamilton,  a  private  investor,  filed   a
complaint against the Company and Robert Todd Financial Corporation in the District Court of Travis County, Texas. The Complaint alleges Robert Todd Financial Corporation, and its agents and/or employees, made misrepresentations regarding the Company's common stock, and allegedly induced the Plaintiff to purchase the stock The Plaintiff alleges the Company is liable for the wrongful conduct of the Company. The Company denies liability in all respects and vigorously intends to defend. In 1996 the Company moved to dismiss the action. No decision has been reached by the Court on the pending motion. While the ultimate outcome of the litigation cannot be ascertained at this time, based upon current knowledge of applicable law and facts and taking into consideration the opinion of the Company's general counsel that the Plaintiff's claims lack merit and the Company should prevail ultimately in this litigation, management believes the lawsuit should not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Environmental Indemnification
  The Company has entered into an environmental indemnity agreement with the holder of the $5,000,000 mortgage loan payable (see Note D) pursuant to which the Company will defend and hold harmless the Lender from any environmental claims connected to the property which secures the loan. The Company through independent environmental consultants has conducted environmental examinations on the property and has made environmental remediation pursuant to an administrative consent order with the U.S. Environmental Protection Agency. The remediation was performed in accordance with the approved work plan. Based upon the work performed, the Company does not believe that further remedial activity will be required. However, there can be no assurance what costs, if any, the Company might incur in the future in connection with environmental matters related to the property.

                 COUNTRY WORLD CASINOS, INC.
               (A developmental stage company)
                NOTES TO FINANCIAL STATEMENTS
                   JUNE 30, 2000 and 1999


NOTE H-RELATED PARTY TRANSACTIONS

Due to Officers

The amount due to the Company's officers at June 30, 2000 and 1999 represents aggregate advances to the Company (net of repayments). No formal agreements or repayment terms exist.


NOTE I-LOSSES PER SHARE

The following table presents the computation of basis and diluted loss per share:

                                                     2000          1999
Net (loss) available for common shareholders     $ (797,539)   $(1,152,361)
Basic and fully diluted loss per share               $ (.01)        $ (.02)
                                                 -----------   ------------
Weighted average common shares outstanding       59,329,632     54,331,687

Net loss per share is based upon the weighted average of shares of common stock outstanding June 30, 2000 and 1999.

NOTE J- GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has suffered recurring losses since inception and has a working capital deficit of approximately $ 14,157,799 as of June 30, 2000. These factors, among others, raise substantial doubt about Country World Casinos, Inc.'s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset or liability amounts, which might be necessary should the Company be unable to continue in existence.

Continuation of the business is dependent upon the Company's obtaining additional financing for the planned casino and hotel complex. The Company is actively pursing additional equity and debt financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional financing

                 COUNTRY WORLD CASINOS, INC.
               (A developmental stage company)
                NOTES TO FINANCIAL STATEMENTS
                   JUNE 30, 2000 and 1999

NOTE J- GOING CONCERN (continued)

The Company's ability to operate the casino will be dependent upon substantial other conditions, including the obtaining of licenses and compliance with governmental regulations, grading and construction of the casino, obtaining the necessary permits and approvals from the City of Black Hawk for construction of the casino, and other regulatory bodies, procuring gaming equipment on satisfactory terms, and accomplishing these objectives in a timely manner.

If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

There can be no assurance, that the Company's plans for financing will be successful or that the proceeds of such financing will be sufficient to complete construction and provide working capital for the opening and operation of the planned casino and hotel complex.


NOTE K- SUBSEQUENT EVENTS


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