Form 10QSB/A
period 2000-09-30
COUNTRY WORLD CASINOS INC
filed 2001-01-29
CIK 713443

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                         FORM 10QSB/A-1
     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


             For the period ended September 30, 2000

                 Commission file number 0-22450

                   COUNTRY WORLD CASINOS, INC.
         (Name of Small Business Issuer in its charter)

           Nevada                                13-3140389
   (State of jurisdiction of incorporation)(IRS Employer I.D.
                             Number)

   200 Monument Road, Suite 9, Bala Cynwyd, Pennsylvania 19004
            (Address of principal executive offices)

          Registrant's telephone number  (610) 617-9990

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

                              INDEX



Part I:   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Balance Sheet as of September 30, 2000
          Statements of Losses for the three months ended
               September 30, 2000 and 1999 and for the period from November 9, 1982 (Date of Inception) through September 30, 2000
          Statements of Stockholders' Equity
          Statements of cash flows for the three months ended
               September 30, 2000 and 1999 and for the period from November 9, 1982 (Date of Inception) through September 30, 2000

Item 2.   Management's Discussion and Analysis or Plan of
Operation

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

                        COUNTRY WORLD CASINOS, INC.
                      (A developmental stage company)
                               BALANCE SHEET

                                        September    June 30,
                                         30, 2000      2000
                                       (UNAUDITED)

                    ASSETS
              CURRENT ASSETS:
              Cash                       $       -   $       -
              Prepaid Interest              91,935      91,935
                  Total current assets      91,935      91,935

              Property, Plant &         18,877,963  18,220,670
              Equipment, Net

              OTHER ASSETS
              Deposits                      35,000      35,000

                                       $19,004,898 $18,347,605

                    LIABILITIES
              CURRENT LIABILITIES
              Accounts payable and
               accrued liabilities      $2,795,850  $2,551,057
              Due to officers            1,017,726     958,594
              Note payable                 998,000     998,000
              Notes payable- related
               parties                  10,149,262   9,699,137
              Other current liabilities     42,946      42,946
                  Total current
                   liabilities          15,003,784  14,249,734

                STOCKHOLDER'S EQUITY
              Series A Preferred Stock,
               par value $.001 per
               share, 25,000,000
               shares authorized, 0
               shares outstanding at
               September 30, 2000 and
               June 30, 2000                     -           -

              Class B Preferred
               Stock, par value $.25
               per share, 5,000,000
               shares authorized,
               1,100,000 shares
               outstanding at
               September 30, 2000 and
               June 30, 2000               275,000     275,000

              Common Stock, par value
               $.001 per share,
               75,000,000 shares
               authorized 61,581,687
               shares outstanding at
               September 30, 2000 and
               June 30, 2000                61,582      61,582

              Additional Paid In
               Capital                  11,296,311  11,296,311

              Deficiency accumulated
               during development
               stage                   (7,631,779) (7,535,022)

                 Total stockholder's
                  equity                 4,001,114   4,097,871

                                       $19,004,898 $18,347,605

     See accompanying footnotes to the unaudited financial statements

                        COUNTRY WORLD CASINOS, INC.
                      (A developmental stage company)
                           STATEMENTS OF LOSSES

                                       Three        Three        For the
                                      Months       Months      period from
                                       Ended        Ended      November 9,
                                     September    September     1982 (Date
                                      30, 2000     30, 1999    of Inception)
                                                                 through
                                                                September
                                                                 30, 2000
     Costs and Expenses:
          Research & Development      $     -       $     -       $122,000
          General and Administrative   96,757       178,475      7,070,307
          Depreciation                      -             -         50,419

          Interest Expense                  -        31,785        324,427
             Total costs and
              expenses                 96,757       210,260      7,567,153

             Operating loss          (96,757)     (210,260)    (7,567,153)

     Other Expenses and Income
         Interest Income                    -             -        109,490
         Other Income                       -             -            735
         Rental Income                      -             -         45,126
         Loss on Non-Marketable
          Securities                        -             -       (85,000)
         Loss on Disposal of property,
          improvements &  equipment         -             -       (15,533)
         Write Off of Loan
          Receivable                        -             -       (90,000)
         Forfeited Deposit                  -             -      (100,000)
            Net other income (expenses)     -             -      (135,182)

     Loss from continuing operations
      before extraordinary item and
      income taxes                   (96,757)     (210,260)    (7,702,335)
     Provision for income taxes
     (benefit)                              -             -              -
     Loss from continuing
      operations before
      extraordinary item             (96,757)      (96,757)    (7,702,335)

      Extraordinary Item:
      Extraordinary Gain on
       Forgiveness of Debt, Primarily
       Related Party                        -             -        167,152

     Net Loss                      $(210,260)  $(7,535,183)      $(96,757)

     Loss per common share (basic
      and assuming dilution)         $ (0.00)      $ (0.00)       $ (0.80)

     Weighted average common
      shares outstanding           59,329,632    54,331,687      9,476,509


     See accompanying footnotes to the unaudited financial statements

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
 June 30, 1996

        See accompanying footnotes to the unaudited financial statements



                           COUNTRY WORLD CASINOS, INC.
                         (A developmental stage company)
                        STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (continued)

                                Preferred Stock                    Common Stock                Additional     Deficit        Total
                          Series A          Class B                              Subscribed      Paid In       During  Stockholder's
                      Shares   Amount    Shares   Amount       Shares  Amount   Shares Amount    Capital    Development    Equity
                                                                                                               Stage



Issuance of Preferred      -   $   - 4,000,000 $1,000,000           -  $    -        -  $   -    $     -    $      -  $1,000,000
 Stock - Class B in
 exchange for debt
 to Parent

Common Stock Issued        -       -        -          -    1,250,000   1,250        -      -    248,750           -     250,000
 in Exchange for
 Parent Debt

Warrant to purchase        -       -        -          -            -       -        -      -     60,000           -      60,000
 common stock issued
 in exchange for services

Net loss for the year      -       -        -          -            -       -        -      -          -  (1,080,391) (1,080,391)
 ended June 30, 1997

Balance at         2,250,000   2,250 4,000,000 1,000,000   12,086,187  12,086        -      -  9,871,301  (4,339,845)  6,545,792
 June 30, 1997

Issuance of Common         -       -        -          -    1,000,000   1,000        -      -    199,000           -     200,000
 Stock in exchange
 for services

Issuance of Common         -       -        -          -      395,500     396        -      -     73,761           -      74,157
 Stock in exchange
 for debt and services

Issuance of Common         -       -        -          -      850,000     850        -      -     72,250           -      73,100
 Stock for in exchange
 for debt and services

Issuance of Stock          -       -  100,000     25,000            -       -        -      -          -           -      25,000
 in exchange for services

Conversion of Preferred    -       -(4,000,000)(1,000,000) 40,000,000  40,000        -      -    960,000           -           -
 Stock to Common Stock

Net Loss of Period         -       -        -          -            -       -        -      -          -  (1,245,439) (1,245,439)
 Ended June 30, 1998

Balance at         2,250,000  $2,250  100,000    $25,000   54,331,687 $54,332        -   $  - $11,176,312 $(5,585,284) $5,672,610
 June 30, 1998

Preferred Stock            -       - 1,000,000   250,000            -       -        -      -          -           -     250,000
 issued in
 Exchange for Debt

Miscellaneous adjustment   -       -         -         -            -       -        -      -          -         163         163

Net Loss of Period         -       -         -         -            -       -        -      -          -  (1,152,361) (1,152,361)
 Ended June 30, 1999

Balance at
 June 30, 1999     2,250,000  $2,250 1,100,000  $275,000   54,331,687 $54,332        -    $ - $11,176,311 $(6,737.482) $4,770,410

Conversion of
 preferred to
 common stock
 (Note F)         (2,250,000) (2,250)        -         -    2,250,000   2,250        -      -          -           -           -

Conversion of
preferred stock to
common stock               -       -  (500,000) (125,000)   5,000,000   5,000        -      -    120,000           -           -

Preferred Stock
 Issued in
 Exchange for debt
 and services              -       -   500,000   125,000            -       -        -      -          -           -     125,000

Net Loss for
 Period ended
 June 30, 2000             -       -         -         -            -       -        -      -          -    (797,538)   (797,538)

Balance at
 June 30, 2000             -     $ - 1,100,000  $275,000   61,581,687 $61,582        -    $ - 11,296,311 $(7,535,020) $4,097,872

Net Loss for period
September 30, 2000         -       -         -         -            -       -        -      -          -     (96,757)    (96,757)
                           -     $ - 1,100,000  $275,000   61,581,687 $61,582        -    $ - $11,296,311 $(7,631,777) $4,001,114

        See accompanying footnotes to the unaudited financial statements

                       COUNTRY WORLD CASINOS, INC.
                     (A developmental stage company)
                        STATEMENTS OF CASH FLOWS

                                           Sept 30       Sept 30       For the period
                                             2000         1999         from November
                                                                       9, 1982 (Date
                                                                       of Inception)
                                                                          through
                                                                       September 30,
                                                                            2000
Cash flows from operating activities:
     Net income from operating
      activities                          $(96,757)     $(210,260)      $(7,799,093)
     Adjustments to reconcile net
      income to net cash:
         Depreciation                             -              -            59,867
         Common stock issued in exchange
          for interest                            -              -            14,451
         Common stock issued in exchange
          for services                            -              -         1,192,007
         Preferred stock issued in
          exchange for services                   -              -           272,750
         Loss on Nonmarketable Securities         -              -          (85,000)
         Write off of Loan Receivable             -              -          (90,000)
         Extraordinary Item,
          Primarily Related Party                 -              -           167,152
        Allocation of Management
          Fees - Related Party                    -              -           408,000
           Change in:
               Prepaid expenses
                and other assets                  -              -         (779,435)
               Accounts payable
                and accrued expenses        244,795      (152,104)         2,882,137
      Discontinued Operations:
              Net (Loss)                          -              -         (389,286)
              Adjustments to Reconcile
               Net (Loss) to Net Cash
               (Used For) Operating
               Activities Gain on
               Disposal of Assets                 -              -          389,286
    Net cash from operating activities      148,038       (362,364)      (3,757,164)
Cash flows used in investing
 activities:
     Acquisition of Property,
      improvements and equipment          (657,293)       (107,093)     (11,261,183)
     Investment in Patent                        -               -          (62,000)
     Deposits & Other                            -               -          (35,000)
     (Increase) Decrease in
      Restricted Cash                            -               -                -
     Net cash used in investing
      activities                          (657,293)       (107,093)     (11,358,183)
Cash flows (used in)/provided by
 financing activities:
     Payment of Capital Lease
      Obligation                                 -               -           (4,233)
     Proceeds from Long-Term
      Borrowings, net                      509,255         469,457        9,775,895
     Proceeds from Stock and
      Warrant Issuance                           -               -        5,340,835
     Capital Contribution                        -               -            2,850
     Net cash used in financing
      activities                           509,255         469,457       15,115,347

Net increase in cash and cash
 equivalents                                     -               -                -

Cash and cash equivalents at July 1              -               -                -

Cash and cash equivalents at Sept 30             -               -                -

Supplemental Disclosure of Cash Flow:
 Interest Paid                                   -               -            5,761

Common Shares issued for services                -               -        1,192,007

Preferred Shares issued for
 services                                        -               -          272,750
Non Cash Acquisition of property,
 improvements, and equipment               657,293               -        5,458,294
Non Cash Proceeds from Notes
 Payable                                   509,255               -        3,929,381


    See accompanying footnotes to the unaudited financial statements


                       COUNTRY WORLD CASINOS, INC
                      NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000
                               (UNAUDITED)



NOTE A - SUMMARY OF ACCOUNTING POLICIES

GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated June 30, 2000 financial statements and footnotes thereto included in the Company's SEC Form 10KSB/A.

BASIS OF PRESENTATION

Country World Casinos, Inc., (the "Company" or "Country World") is incorporated under the laws of the state of Nevada. The Company is engage in the development of a full service hotel and casino in Blackhawk, Colorado. As of September 30, 2000, the Company has not commenced construction of the planned casino, nor has it realized any revenues from its planned operations. Accordingly, the Company is considered to be in the development stage.

The Company was a majority owned subsidiary of Holly Holdings, Inc. ("Parent") until May 1997.


Certain prior period amounts have been reclassified for comparative purposes

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this Report.

DESCRIPTION OF THE COMPANY

The Company is engage in the development of a full service hotel and casino in Blackhawk, Colorado. Black Hawk is a picturesque mountain town approximately 40 miles west of Denver. The Company's planned Hotel/Casino, on the northern most end of the Black Hawk gaming district, will be in a most highly visible location as it is in a direct line of site to all visitors approaching Black Hawk's Gregory Street intersection on State Highway 119. The Black Hawk and nearby Central City casino market includes many small, privately held gaming facilities that the Company believes offer limited amenities and are characterized by a shortage of convenient on-site parking. There are a few large facilities currently operating with varying levels of services and amenities, as well as new facilities planned. The theme, hospitality, ample parking, modern hotel accommodations and a full line of amenities, will set it apart from, and should give it a competitive advantage over, the other casinos in the Black Hawk/Central City market.

The planned Hotel/Casino complex will be designed and constructed pursuant to a guaranteed maximum price agreement which is to be finalized prior to construction. The design and construction team consists of Semple Brown Roberts, P.C., a Denver based architectural firm (the "Architect") and PCL Construction Services, Inc., a multi-million dollar North American construction firm with U.S. headquarters located in Denver. The Architect is the designer of Fitzgerald's Casino in Black Hawk, while the Contractor's gaming credits include the MGM Grand Hotel Casino and Stratosphere Tower in Las Vegas, Nevada, as well as the Chinook Winds Gaming and Convention Center in Lincoln City, Oregon.

Since the Company's purchase of the Black Hawk Property in August 1993, the Company's activities have focused on obtaining the necessary financing and making preparations for construction of the casino on the Property.

FORWARD LOOKING STATEMENTS

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

PLAN OF OPERATION

The Company is still in the development stage and is yet to earn revenues from operations. The Company may experience fluctuations in operating results in future periods due to a variety of factors including, but not limited to, the Company's obtaining additional financing for the planned Casino/ Hotel complex, the securing licenses and compliance with governmental regulations, grading and construction of the planned Casino/Hotel site, obtaining the necessary permits and approvals from the City of Black Hawk for construction of the planned Casino/Hotel, and other regulatory bodies, procuring gaming equipment on satisfactory terms, and accomplishing these objectives in a timely manner.

The Company is actively pursing additional equity and debt financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional financing

RESULTS OF OPERATIONS

      The Company has generated no revenues from operations from its inception. The ability of the Company to generate revenues in the future will be dependent upon realization of its plans to develop a planned Casino/Hotel complex. The Company continues to incur losses of approximately $200,000 per month to service the Company's debt secured by the real property and improvements in addition to ongoing obligations such as rent and utilities for the Company's corporate office.

LIQUIDITY & CAPITAL RESOURCES

As of September 30, 2000, the Registrant had a deficit in working capital of $14,911,849. As a result of the Company's operating losses from its inception through September 30, 2000, the Registrant generated a cash flow deficit of $3,757,164 from operating activities. Cash flows used in investing activities was $11,358,183 during the period November 9, 1982 through September 30, 2000. The Company met its cash requirements during this period through the private placement of $5,340,835 of the Company's common and preferred stock and loan proceeds of $9,775,895.

In July 2000, the Company signed a memorandum of understanding with Dartmouth General Capital Management, Ltd. (Dartmouth), amended in
November 2000, which, if consummated, provide will provide capital of approximately $15 million to pay the secured and unsecured debt of the Company and an aggregate of $80 million in financing to begin development and construction of its planned Black Hawk, Colorado Casino/Hotel project.


It is anticipated that funding will commence in January 2001.

In exchange for Dartmouth's contribution, the Company will issue the balance of its authorized but unissued shares of common and preferred Series B stock to Dartmouth (approximately 13.4 and 3.9 million shares, respectively) and certain existing Company shareholders will contribute 6 million shares of common stock and 500,000 shares of Series B preferred stock to Dartmouth. If the transaction is consummated, Dartmouth will have accumulated approximately 50.6% of the voting stock of the Company.


While Dartmouth is confident in its abilities to provide the financing described above, there can be no assurance that the transaction and related financing will be consummated.

While the Company has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to meet the Company's current and projected cash flow deficits from operations and development. The Company is seeking financing in the form of equity and debt in order to provide the necessary working capital and construction financing. The Company currently has no commitments for financing. There are no assurances the Company will be successful in raising the funds required.

PRODUCT RESEARCH AND DEVELOPMENT

Company-sponsored research and development costs related to both present and future products are expended in the period incurred. Total expenditures on research and product development for the period November 9, 1982 (date of inception) through September 30, 2000 were approximately $ 122,000.

The   Company   does  not  anticipate  incurring  product  research   and
development costs during the next 12 months.


ACQUISITION OR DISPOSITION OF PLANT AND EQUIPMENT

The Company does anticipate the sale of any significant property, plant or equipment during the next twelve months. The Company does not anticipate the acquisition of any significant property, plant or equipment during the next 12 months, other than computer equipment and peripherals used in the Company's day-to-day operations. The Company believes it has sufficient resources available to meet these acquisition needs.

NUMBER OF EMPLOYEES

During the period ended September 30, 2000, the Company had two (2) employees. In order for the Company to attract and retain quality personnel, the Company anticipates it will have to offer competitive salaries to current and future employees. Subject to obtaining financing for the construction of the planned Casino/Hotel complex, the Company anticipates increasing its employment base to ten (10) to fifteen (15) employees during the next 12 months. As the Company continues to expand, the Company will incur additional costs for personnel. This projected increase in personnel is dependent upon the Company generating revenues and obtaining sources of financing. There are no assurances the Company will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

TRENDS, RISKS AND UNCERTAINTIES

The Company has sought to identify what it believes to be the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurances that the Company has identified all possible risks that might arise.
Investors should carefully consider all of such risk factors before making an investment decision with respect to the Company's stock.

LIMITED  OPERATING  HISTORY: ANTICIPATED LOSSES;  UNCERTAINLY  OF  FUTURE
RESULTS.

The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the construction and development of the Casino/Hotel complex intends to complete and operate and the acceptance of the Company's business model. The Company will be incurring costs to develop, introduce and enhance its interactive website, to establish marketing relationships, to acquire and develop products that will compliment each other and to build an administrative organization. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the operation of the planned Casino/Hotel. The Company expects negative cash flow from operations to continue for the next 12 months as it continues to seek financing for the planned Casino/Hotel complex. If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders.

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

The Company's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside the Company's control, including but not limited to, financing of the planned Casio/Hotel facility, construction of the facility, obtaining necessary licenses and permits for development and construction, competing entertainment products and locations; seasonal trends; the amount and timing of capital expenditures and other costs relating to the planned development of the Company's Casino/Hotel facility; price competition or pricing changes in the industry; technical difficulties or system downtime; general economic conditions, and economic conditions specific to the gaming and hospitality industry. The Company's quarterly results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at the Company's early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that the Company's operating results will fall below the expectations of the Company or investors in some future quarter.

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE

The Company's Common Stock is currently quoted on the National Quotation Bureau, or the "Pink Sheets" under the ticker symbol "CWRC". As of September 30, 2000, there were approximately 61,581,687 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, financing  of  the  planned  Casio/Hotel facility,  construction  of  the facility, obtaining necessary licenses and permits for development and construction, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, and market conditions for gaming and hospitality stocks in general could have a material effect on the volatility of the Company's stock price.



PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

               None

Item 2 - Changes in Securities and Use of Proceeds

               (a) None

               (b) None

               (c) None


Item 3.  Defaults Upon Senior Securities

               None

Item 4.  Submission of Matters to a Vote of Security Holders

               None

Item 5.  Other Information

               None

ITEM 6.  Exhibits and reports on Form 8-K

          (a) Exhibits


               27.1 Financial Data Schedule


          (b) Reports on Form 8-K filed during the three months ended September 30, 2000.

               None

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Country World Casinos, Inc.
                                        Registrant


January 19, 2001                        By: /s/ William Patrowicz
Date                                        William Patrowicz
                                            President and
                                            Chief Executive Officer