Form 10QSB
period 2000-12-31
COUNTRY WORLD CASINOS INC
filed 2001-02-14
CIK 713443

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10QSB
     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


             For the period ended December 31, 2000

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

Indicate the number of shares outstanding of each of the issuer's class of common stock. The Registrant had 75,000,000 shares of its common stock outstanding as of December 31, 2000.

                   COUNTRY WORLD CASINOS, INC.
                  (A Development Stage Company)

                              INDEX



Part I:   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Balance Sheet as of December 31, 2000
          Statements of Losses for the six months ended
               December 31, 2000 and 1999 and for the period from November 9, 1982 (Date of Inception) through December 31, 2000
          Statements of Stockholders' Equity for the period
               November 9, 1982 (Date of Inception) through
               December 31, 2000
          Statements of cash flows for the six months ended
               December 31, 2000 and 1999 and for the period from November 9, 1982 (Date of Inception) through December 31, 2000

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

         Item 4.  Submission of Matters to a Vote of Security
                  Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

                        COUNTRY WORLD CASINOS, INC.
                      (A developmental stage company)
                               BALANCE SHEET

                                            UNAUDITED
                                             December    June 30,
                                             31, 2000      2000

                      ASSETS
        CURRENT ASSETS:
        Cash                                 $  22,624    $      -
        Prepaid Interest                        91,935      91,935
               Total Current Assets            114,559      91,935

        Property, Plant & Equipment, Net    19,708,519  18,220,670

        OTHER ASSETS
        Deposits                                35,000      35,000

                                           $19,858,078 $18,347,605

                   LIABILITIES
        CURRENT LIABILITIES
        Accounts Payable and Accrued
         Liabilities                         3,059,095   2,551,057
        Due to Officers and Parent             468,663     958,594
        Other Liabilities                       83,796      42,946
        Note Payable                           998,000     998,000
        Note Payable Related Parties        11,333,762   9,699,137
              Total Current Liabilities     15,943,316  14,249,734

        COMMITMENTS & CONTINGENCIES


               STOCKHOLDER'S EQUITY

        Series A Preferred Stock, par
        value $.001 per share, 25,000,000
        shares authorized, 0 shares
        outstanding at December 31 and
        June 30, 2000                                -           -

        Series B Preferred Stock, par
        value $.25 per share, 6,000,000
        shares authorized, 5,000,000
        shares outstanding at December
        31, 2000 and 1,100,000 at June
        30, 2000                             1,250,000     275,000

        Common Stock, par value $.001 per
        share, 75,000,000 shares
        authorized 75,000,000 shares
        outstanding at December 31, 2000
        and 54,331,687 at June 30, 2000         75,000      61,582

        Additional Paid In Capital          10,377,867  11,296,311
        Deficiency accumulated during
        development stage                  (7,788,105) (7,535,022)
             Total Stockholder's Equity      3,914,762   4,097,871

                                           $19,858,078 $18,347,605

     See accompanying footnotes to the unaudited financial statements

                        COUNTRY WORLD CASINOS, INC.
                      (A developmental stage company)
                           STATEMENTS OF LOSSES
                                                                        For the
                                                                        Period
                                                                         from
                                                                        November
                           Three Months Ending    Six Months Ending     9, 1982
                              December 31,           December 31,       (Date of
                                                                       Inception)
                                                                        through
                                                                        December
                               2000      1999       2000      1999      31, 2000
Expenses
Research & Development      $      -   $      -   $      -  $       -    $122,000
General and
 Administrative              156,376    161,798    253,133    372,058   7,070,307
Depreciation                       -          -          -          -      50,419
Interest Expense                   -          -          -          -     324,427
Total Expenses               156,376    161,798    253,133    372,058   7,567,153

Net Ordinary Income        (156,376)  (161,798)  (253,133)  (372,058)  (7,567,153)

Other Expense & Income
 Interest Income                  50          -         50          -     109,490
Other Income                       -          -          -          -         735
Rental Income                      -          -          -          -      45,126
 Loss on Non-Marketable            -          -          -          -    (85,000)
Loss on Disposal of
 property, improvements &
 equipment                         -          -          -          -    (15,533)
Write Off of Loan
 Receivable                        -          -          -          -    (90,000)
Forfeited Deposit                  -          -          -          -   (100,000)
Net Other Income                  50          -         50          -   (135,182)

Loss from continuing
 operations before
 extraordinary item and
 income taxes              (156,326)  (161,798)  (253,083)  (372,058) (7,702,335)

Provision from income
 taxes (benefit)                   -          -          -          -          -

Loss from continuing
 operations before
 extraordinary item                -          -   (253,083) (372,058) (7,702,335)

Extraordinary Item
  Extraordinary Gain on
   Forgiveness of Debt,
   Primarily Related Party         -          -          -          -     167,152

Net Income (Loss)         $(156,326) $(161,798) $(253,083) $(372,058) $(7,535,183)


Loss per common share
 (basic and assuming
  dilution)                 $ (0.00)   $ (0.00)   $ (0.00)   $ (0.01)    $ (0.78)
Weighted average common
 shares outstanding       62,158,819 59,896,904 61,871,813 57,114,296   9,711,067

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
 June 30, 1996

        See accompanying footnotes to the unaudited financial statements



                           COUNTRY WORLD CASINOS, INC.
                         (A developmental stage company)
                        STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (continued)

                                Preferred Stock                    Common Stock                Additional     Deficit        Total
                          Series A          Class B                              Subscribed      Paid In       During  Stockholder's
                      Shares   Amount    Shares   Amount       Shares  Amount   Shares Amount    Capital    Development    Equity
                                                                                                               Stage



Issuance of Preferred      -   $   - 4,000,000 $1,000,000           -  $    -        -  $   -    $     -    $      -  $1,000,000
 Stock - Class B in
 exchange for debt
 to Parent

Common Stock Issued        -       -        -          -    1,250,000   1,250        -      -    248,750           -     250,000
 in Exchange for
 Parent Debt

Warrant to purchase        -       -        -          -            -       -        -      -     60,000           -      60,000
 common stock issued
 in exchange for services

Net loss for the year      -       -        -          -            -       -        -      -          -  (1,080,391) (1,080,391)
 ended June 30, 1997

Balance at         2,250,000   2,250 4,000,000 1,000,000   12,086,187  12,086        -      -  9,871,301  (4,339,845)  6,545,792
 June 30, 1997

Issuance of Common         -       -        -          -    1,000,000   1,000        -      -    199,000           -     200,000
 Stock in exchange
 for services

Issuance of Common         -       -        -          -      395,500     396        -      -     73,761           -      74,157
 Stock in exchange
 for debt and services

Issuance of Common         -       -        -          -      850,000     850        -      -     72,250           -      73,100
 Stock for in exchange
 for debt and services

Issuance of Stock          -       -  100,000     25,000            -       -        -      -          -           -      25,000
 in exchange for services

Conversion of Preferred    -       -(4,000,000)(1,000,000) 40,000,000  40,000        -      -    960,000           -           -
 Stock to Common Stock

Net Loss of Period         -       -        -          -            -       -        -      -          -  (1,245,439) (1,245,439)
 Ended June 30, 1998

Balance at         2,250,000  $2,250  100,000    $25,000   54,331,687 $54,332        -   $  - $11,176,312 $(5,585,284) $5,672,610
 June 30, 1998

Preferred Stock            -       - 1,000,000   250,000            -       -        -      -          -           -     250,000
 issued in
 Exchange for Debt

Miscellaneous adjustment   -       -         -         -            -       -        -      -          -         163         163

Net Loss of Period         -       -         -         -            -       -        -      -          -  (1,152,361) (1,152,361)
 Ended June 30, 1999

Balance at
 June 30, 1999     2,250,000  $2,250 1,100,000  $275,000   54,331,687 $54,332        -    $ - $11,176,311 $(6,737.482) $4,770,410

Conversion of
 preferred to
 common stock
 (Note F)         (2,250,000) (2,250)        -         -    2,250,000   2,250        -      -          -           -           -

Conversion of
preferred stock to
common stock               -       -  (500,000) (125,000)   5,000,000   5,000        -      -    120,000           -           -

Preferred Stock
 Issued in
 Exchange for debt
 and services              -       -   500,000   125,000            -       -        -      -          -           -     125,000

Net Loss for
 Period ended
 June 30, 2000             -       -         -         -            -       -        -      -          -    (797,538)   (797,538)

Balance at
 June 30, 2000             -     $ - 1,100,000  $275,000   61,581,687 $61,582        -    $ - 11,296,311 $(7,535,020) $4,097,872

Common Stock and
 Preferred Stock
 issued for cash           -       - 3,900,000   975,000   13,418,313  13,418        -      -  (918,444)           -      69,974

Capital
contributed
by Dartmouth               -       -         -         -            -       -        -      -          -           -      69,974

Net Loss Six
months for
period ended
December 31,
2000                       -       -         -         -            -       -        -      -          -   (253,084)   (253,084)

                           -     $ - 5,000,000 $1,250,000  75,000,000 $75,000        -    $ - 10,377,867 $(7,788,104)  3,914,762

        See accompanying footnotes to the unaudited financial statements

                       COUNTRY WORLD CASINOS, INC.
                     (A developmental stage company)
                        STATEMENTS OF CASH FLOWS
                                                                     For the
                                                                      Period
                                                                      from
                                                                     November
                                          Six Months Ending          9, 1982
                                              December 31,          (Date of
                                                                    Inception)
                                                                     through
                                                                     December
                                         2000            1999        31, 2000
Cash flows from operating activities:
     Net income from operating
      activities                      $ (253,083)   $ (372,058)   $ (7,955,419)

     Adjustments to reconcile net
      income to net cash:
         Depreciation                           -             -         59,867
         Common stock issued in
          exchange for interest                 -             -         14,451
         Common stock issued in                 -         7,250      1,184,757
         Preferred stock issued in              -     (127,250)        400,000
         Loss on Nonmarketable                  -             -       (85,000)
         Write off of Loan Receivable           -             -       (90,000)
         Extraordinary Item,
          Primarily Related Party               -             -        167,152
        Allocation of Management Fees
          - Related Party                       -             -        408,000
          Change in:
               Prepaid expenses and
                other assets                    -             -      (779,435)
               Accounts payable and
                accrued expenses          548,888       533,163      3,467,824
      Discontinued Operations:
              Net (Loss)                        -             -      (389,286)
              Adjustments to Reconcile
               Net (Loss) to Net Cash
                 Used For) Operating
                  Activities                    -             -              -
                 Gain on Disposal of
                  Assets                        -             -        389,286
    Net cash from operating activities    295,805        41,105    (3,207,803)
Cash flows used in investing activities:
     Acquisition of Property,
      improvements and equipment      (1,487,849)   (1,102,268)   (12,091,739)
      Deposits & Other                          -             -       (62,000)
     (Increase) Decrease in
      Restricted Cash                           -             -       (35,000)
     Net cash used in investing
      activities                      (1,487,849)   (1,102,268)   (12,188,739)
Cash flows (used in)/provided by
 financing activities:
     Payment of Capital Lease
      Obligation                                -             -        (4,233)
     Proceeds from Long-Term
      Borrowings                        1,144,694       941,163     10,129,740
     Proceeds from Stock and Warrant
      Issuance                             69,974       120,000      5,290,809
     Capital Contribution                 988,418             -          2,850
     Net cash used in financing
      activities                        1,214,668     1,061,163     15,419,166

Net increase in cash and cash
 equivalents                               22,624             -         22,624

Cash and cash equivalents at July 1             -             -              -

Cash and cash equivalents at December 31   22,624             -         22,624

Supplemental Disclosure of Cash Flow:
Interest Paid
                                                -             -          5,761
Common Shares issued for property
                                                -             -        250,000
Preferred Shares issued for property
                                                -             -      2,250,000
Common Shares issued for services and
 debt                                           -         7,250      1,184,757
Preferred Shares issued for services
 and debt                                       -     (127,250)        400,000
Non Cash Acquisition of property,
 improvements, and equipment            1,487,849     1,102,268      6,288,850
Non Cash Proceeds from Notes Payable    1,144,694       941,163      4,564,820

    See accompanying footnotes to the unaudited financial statements


                       COUNTRY WORLD CASINOS, INC
                      NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 2000
                               (UNAUDITED)



NOTE A - SUMMARY OF ACCOUNTING POLICIES

GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December
31, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated June 30, 2000 financial statements and footnotes thereto included in the Company's SEC Form 10KSB/A.


BASIS OF PRESENTATION

Country World Casinos, Inc., (the "Company" or "Country World") is incorporated under the laws of the state of Nevada. The Company is engage in the development of a full service hotel and casino in Blackhawk, Colorado. As of December 31, 2000, the Company has not commenced construction of the planned casino, nor has it realized any revenues from its planned operations. Accordingly, the Company is considered to be in the development stage.

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

The  planned  Hotel/Casino  complex  will  be  designed  and  constructed pursuant  to  a  guaranteed  maximum price  agreement,  which  is  to  be finalized  prior  to  construction.  The  design  and  construction  team consists of Semple Brown Roberts, P.C., a Denver based architectural firm
(the  "Architect") and PCL Construction Services, Inc.,  a  multi-million dollar North American construction firm with U.S. headquarters located in
Denver.   The Architect is the designer of Fitzgerald's Casino  in  Black
Hawk,  while the Contractor's gaming credits include the MGM Grand  Hotel
Casino  and  Stratosphere Tower in Las Vegas,  Nevada,  as  well  as  the
Chinook Winds Gaming and Convention Center in Lincoln City, Oregon.

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


PLAN OF OPERATION

The Company is still in the development stage and is yet to earn revenues from  operations.  The Company may experience fluctuations  in  operating results in future periods due to a variety of factors including, but  not limited  to, the Company's obtaining additional financing for the planned
Casino/  Hotel  complex,   the  securing  licenses  and  compliance  with
governmental  regulations,  grading  and  construction  of  the   planned
Casino/Hotel site, obtaining the necessary permits and approvals from the
City  of  Black  Hawk for construction of the planned  Casino/Hotel,  and other  regulatory  bodies,  procuring gaming  equipment  on  satisfactory terms, and accomplishing these objectives in a timely manner..

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


LIQUIDITY & CAPITAL RESOURCES

As  of December 31, 2000, the Registrant had a deficit in working capital of  $15,828,757. As a result of the Company's operating losses  from  its inception through December 31, 2000, the Registrant generated a cash flow deficit  of  $3,207,803 from operating activities.  Cash  flows  used  in investing activities was $12,188,739 during the period November  9,  1982 through  December 31, 2000. The Company met its cash requirements  during this  period through the private placement of $5,340,835 of the Company's common and preferred stock and loan proceeds of $9,775,895.

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

It is anticipated that funding will commence in February 2001.

In  exchange  for Dartmouth's contribution, the Company  has  issued  the balance  of  its authorized but unissued shares of common  and  preferred
Series  B stock to Dartmouth (approximately 13.4 and 3.9 million  shares, respectively)  and  certain existing Company shareholders  contributed  6 million  shares of common stock and 500,000 shares of Series B  preferred stock to Dartmouth. Although issued, the Company retains voting rights of such stock until funded by Dartmouth.  If the transaction is consummated,
Dartmouth  will have accumulated approximately 50.6% of the voting  stock of the Company.

While Dartmouth is confident in its abilities to provide the financing described above, there can be no assurance that the transaction and related financing will be consummated.

While  the  Company  has raised capital to meet its working  capital  and financing needs in the past, additional financing is required in order to meet  the  Company's  current  and  projected  cash  flow  deficits  from operations and development.  The Company is seeking financing in the form of  equity and debt in order to provide the necessary working capital and
construction   financing.   The  Company  currently  has  the   Dartmouth
commitment  for financing.  There are no assurances the Company  will  be successful in raising the funds required.


PRODUCT RESEARCH AND DEVELOPMENT

Company-sponsored research and development costs related to both  present
and   future  products  are  expended  in  the  period  incurred.   Total
expenditures on research and product development for the period  November


9,  1982 (date of inception) through December 31, 2000 were approximately
$ 122,000.

The Company does not anticipate incurring product research costs, but will however incur development costs during the next 12 months if the Dartmouth funding is provided.


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


NUMBER OF EMPLOYEES

During  the  period  ended December 31, 2000, the  Company  had  two  (2)
employees.  In  order  for  the Company to  attract  and  retain  quality personnel,  the  Company anticipates it will have  to  offer  competitive salaries  to current and future employees. Subject to obtaining financing for  the  construction of the planned Casino/Hotel complex,  the  Company
anticipates increasing its employment base to   ten (10) to fifteen  (15)
employees during the next 12 months. As the Company continues to  expand, the  Company  will incur additional costs for personnel.  This  projected increase  in personnel is dependent upon the Company generating  revenues and  obtaining sources of financing. There are no assurances the  Company will  be  successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.


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

Limited  operating  history; Anticipated Losses;  Uncertainly  of  Future
Results.

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


LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE

As  of  December 31, 2000, the Company's Common Stock is  quoted  on  the
National  Quotation Bureau, or the "Pink Sheets" under the ticker  symbol
"CWRC"  and  there  are  75,000,000 shares of Common  Stock  outstanding.
There can be no assurance that a trading market will be sustained in  the
future.   Factors such as, but not limited to, financing of  the  planned
Casio/Hotel  facility, construction of the facility, obtaining  necessary licenses  and  permits for development and construction, acquisitions  or strategic  alliances  entered  into by the Company  or  its  competitors, failure  to  meet security analysts' expectations, government  regulatory action,  and  market  conditions for gaming  and  hospitality  stocks  in general  could have a material effect on the volatility of the  Company's stock price.

In  January  2001, the Company file amended 10-KSB's for the years  ended
June 30, 1998, June 1999 and June 2000. Additionally, the Company filed an amended 10-QSB for the period ended September 30, 2000.

Following filing with The Securities and Exchange Commission, the Company made contact with a market maker who accordingly filed the appropriate documentation for re-listing on the OTC Bulletin Board.


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

               None

Item 5.  Other Information

               None


ITEM 6.  Exhibits and reports on Form 8-K

          (a) Exhibits


               27.1 Financial Data Schedule


          (b) Reports  on  Form  8-K  filed during the six  months  ended
                    December 31, 2000.

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

                                        Country World Casinos, Inc.
                                        Registrant

February 14, 2001                       By: /s/ William Patrowicz
Date                                    William Patrowicz
                                        President and
                                         Chief Executive Officer

