Form 10QSB
period 2001-03-31
COUNTRY WORLD CASINOS INC
filed 2001-05-15
CIK 713443

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10QSB
     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


               For the period ended March 31, 2001

                 Commission file number 0-22450

                    COUNTRY WORLD CASINOS, INC.
         (Name of Small Business Issuer in its charter)

              Nevada                                13-3140389
(State of jurisdiction of incorporation)     (IRS Employer I.D. Number)

   200 Monument Road, Suite 9, Bala Cynwyd, Pennsylvania 19004
            (Address of principal executive offices)

          Registrant's telephone number  (856) 222-9611

     Check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period as the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90
days.          Yes X     No ___

Indicate the number of shares outstanding of each of the issuer's class of common stock. The Registrant had 75,000,000 shares of its common stock outstanding as of March 31, 2001.

                   COUNTRY WORLD CASINOS, INC.
                  (A Development Stage Company)

                              INDEX



Part I:   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Balance Sheet as of March 31, 2001 Statements of Losses for the three months ended March 31, 2001 and 2000 and nine months ended March 31, 2001 and 2000 and for the period from November 9, 1982 Date of Inception) through March 31,2001 Statements of cash flows for the nine months ended March 31, 2001 and 2000 and for the period from November 9, 1982 Date of Inception) through March 31, 2001

Item 2.   Management's Discussion and Analysis or Plan of Operation

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
                               BALANCE SHEET
                                 UNAUDITED

                                              March 31,      June 30,
                                                2001           2000

                       ASSETS
        CURRENT ASSETS:
        Cash                                   $   383             -
        Prepaid Interest                        91,935        91,935
               Total Current Assets             92,318        91,935

        Property, Plant & Equipment, Net    20,412,051    18,220,670

        OTHER ASSETS
        Deposits                                35,000        35,000

                                           $20,539,369    18,347,605



                    LIABILITIES
        CURRENT LIABILITIES
        Accounts Payable and Accrued
         Liabilities                        $3,359,534    $2,551,057
        Due to Officers and Parent           1,103,418       958,594
        Other Liabilities                       83,032        42,946
        Note Payable                           998,000       998,000
        Note Payable Related Parties        11,199,262     9,699,137

              Total Current Liabilities     16,743,246    14,249,734


        COMMITMENTS & CONTINGENCIES

                STOCKHOLDER'S EQUITY

        Series A Preferred Stock, par value          -             -
        $.001 per share, 25,000,000 shares
        authorized, 2,250,000 shares
        outstanding at March 31, 2001 and
        June 30, 2000

        Series B Preferred Stock, par value  1,250,000       275,000
        $.25 per share, 5,000,000 shares
        authorized, 5,000,000 shares
        outstanding at March 31, 2001 and
        100,000 at June 30, 2000

        Common Stock, par value $.001 per       75,000        61,582
        share, 75,000,000 shares authorized
        75,000,000 shares outstanding at
        March 31, 2001 and 54,331,687 at
        June 30, 2000

        Additional Paid In Capital          10,381,367    11,296,311

        Deficiency accumulated during
        development stage                  (7,910,244)   (7,535,022)

             Total Stockholder's Equity      3,796,123     4,097,871

                                           $20,539,369    18,347,605

     See accompanying footnotes to the unaudited financial statements


                        COUNTRY WORLD CASINOS, INC.
                      (A developmental stage company)
                           STATEMENTS OF LOSSES
                                                                      For the Period
                                                                     from November 9,
                                                                      1982 (Date of
                             Three Months Ending  Nine Months Ending    Inception)
                                   March 31,           March 31,     through March 31,
                                2001      2000      2001      2000        2001
 Expenses
 Research & Development        $   -     $   -     $   -     $         $ 122,000
 General and Administrative  110,270   113,743   363,403   485,801     7,433,710
 Depreciation                      -         -         -         -        50,419
 Interest Expense             11,982    54,560    11,982    54,560       336,409
 Total Expenses              122,252   168,303   375,385   540,361     7,942,538

 Net Ordinary Income       (122,252) (168,303) (375,385) (540,361)   (7,942,538)

 Other Expense & Income
 Interest Income                 113         -       163         -       109,653
 Other Income                      -         -         -         -           735
 Rental Income                     -         -         -         -        45,126
 Loss on Non-Marketable
  Securities                       -         -         -         -      (85,000)
 Loss on Disposal of
  property, improvements &
  equipment                        -         -         -         -      (15,533)
 Write Off of Loan
  Receivable                       -         -         -         -      (90,000)
 Forfeited Deposit                 -         -         -         -     (100,000)
 Net Other Income                113         -       163         -     (135,019)

 Loss from continuing       (122,139) (168,303) (375,222) (540,361)  (8,077,557)
  operations before
  extraordinary item and
  income taxes
 Provision from income             -         -         -         -            -
  taxes (benefit)
 Loss from continuing       (122,139) (168,303) (375,222) (540,361)  (8,077,557)
  operations before
  extraordinary item
 Extraordinary Item
   Extraordinary Gain on
    Forgiveness of Debt,
 Primarily Related Party           -         -         -         -       167,152

 Net Income (Loss)       $(122,139) $(168,303) $(375,222) $(540,361) $(7,910,405)


 Loss per common share       $(0.00)   $(0.00)   $(0.01)   $(0.01)       $(0.25)
  (basic and assuming
  dilution)
 Weighted average common
  shares outstandin     75,000,000 61,581,690 75,000,000 61,581,690

     See accompanying footnotes to the unaudited financial statements

                       COUNTRY WORLD CASINOS, INC.
                     (A developmental stage company)
                        STATEMENTS OF CASH FLOWS

                                                                              For the
                                                                            Period from
                                                                            November 9,
                                                                           1982 (Date of
                                                                             Inception)
                                                       Nine Months ending     through
                                                           March 31,         March 31,
                                                        2001       2000        2001
Cash flows from operating activities:
  Net income from operating activities              $(375,222)  $(540,360) $(8,077,558)
  Adjustments to reconcile net income to net cash:
      Depreciation               `                          -           -        59,867
      Common stock issued in exchange for interest          -           -        14,451
      Common stock issued in exchange for services          -           -     1,184,757
      Preferred stock issued in exchange for services       -           -       400,000
      Loss on Nonmarketable Securities                      -           -      (85,000)
      Write off of Loan Receivable                          -           -      (90,000)
      Extraordinary Item, Primarily Related Party           -           -       167,152
      Allocation of Management Fees - Related Party         -           -       408,000
        Change in:
            Prepaid expenses and other assets               -           -     (779,435)
            Accounts payable and accrued expenses     848,563     833,407     3,767,499
   Discontinued Operations:
          Net (Loss)                                        -           -     (389,286)
          Adjustments to Reconcile
           Net (Loss) to Net Cash
             (Used For) Operating Activities                -           -
             Gain on Disposal of Assets                     -           -       389,286
    Net cash from operating activities                473,341     293,047   (3,030,267)
Cash flows used in investing activities:
     Acquisition of Property, improvements
      and equipment                               (2,191,381) (1,690,242)  (12,795,271)
     Deposits & Other                                       -           -      (62,000)
     (Increase) Decrease in Restricted Cash                 -           -      (35,000)
     Net cash used in investing activities        (2,191,381) (1,690,242)  (12,892,271)
Cash flows (used in)/provided by financing
 activities:
     Payment of Capital Lease Obligation                    -           -       (4,233)
     Proceeds from Long-Term Borrowings, net        1,644,949   1,397,195    10,629,995
     Proceeds from Stock and Warrant Issuance          73,474           -     5,294,309
     Capital Contribution                                   -           -         2,850
     Net cash used in financing activities          1,718,423   1,397,195    15,992,921

Net increase in cash and cash equivalents                 383           -           383
Cash and cash equivalents at July 1                         -           -             -
Cash and cash equivalents at December 31                $ 383         $ -         $ 383

Supplemental Disclosure of Cash Flow:
Interest Paid                                               -           -         5,761
Common Shares issued for property                           -           -       250,000
Preferred Shares issued for property                        -           -     2,250,000
Common Shares issued for services and debt                  -           -     1,184,757
Preferred Shares issued for services and debt               -           -       400,000
Non Cash Acquisition of property, improvements,
 and equipment                                      2,191,391           -     6,288,850
Non Cash Proceeds from Notes Payable                1,644,694           -     4,564,820

    See accompanying footnotes to the unaudited financial statements

                       COUNTRY WORLD CASINOS, INC
                      NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001
                               (UNAUDITED)



NOTE A - SUMMARY OF ACCOUNTING POLICIES

GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated June 30, 2000 financial statements and footnotes thereto included in the Company's SEC Form 10KSB/A.


BASIS OF PRESENTATION

Country World Casinos, Inc., (the "Company" or "Country World") is incorporated under the laws of the state of Nevada. The Company is engage in the development of a full service hotel and casino in Blackhawk, Colorado. As of March 31, 2001, the Company has not commenced construction of the planned casino, nor has it realized any revenues from its planned operations. Accordingly, the Company is considered to be in the development stage.

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


LIQUIDITY & CAPIRAL RESOURCES

As of March 31, 2001, the Registrant had a deficit in working capital of $16,650,928. As a result of the Company's operating losses from its inception through March 31, 2001, the Registrant generated a cash flow deficit of $3,030,267 from operating activities. Cash flows used in investing activities was $12,892,271 during the period November 9, 1982 through March 31, 2001. The Company met its cash requirements during this period through the private placement of $5,340,835 of the Company's common and preferred stock and loan proceeds of $9,775,895.

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

It is anticipated that funding will commence in May or June 2001.

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


PRODUCT RESEARCH AND DEVELOPMENT
Company-sponsored research and development costs related to both present and future products are expended in the period incurred. Total expenditures on research and product development for the period November 9, 1982 (date of inception) through March 31, 2001 were approximately $ 122,000.

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


NUMBER OF EMPLOYEES
During the period ended March 31, 2001, the Company had two (2) employees. In order for the Company to attract and retain quality personnel, the Company anticipates it will have to offer competitive salaries to current and future employees. Subject to obtaining financing for the construction of the planned Casino/Hotel complex, the Company anticipates increasing its employment base to ten (10) to fifteen (15) employees during the next 12 months. As the Company continues to expand, the Company will incur additional costs for personnel. This projected increase in personnel is dependent upon the Company generating revenues and obtaining sources of financing. There are no assurances the Company will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.


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


LIMITED OPERATING HISTORY; ANTICIPATED LOSSES; UNCERTAINTY OF FUTURE RESULTS The Company has only a limited operating history upon which an
evaluation  of  the  Company and its prospects can  be  based.   The
Company's  prospects  must be evaluated with a  view  to  the  risks
encountered   by  a  company  in  an  early  stage  of  development,
particularly  in  light  of  the  uncertainties  relating   to   the
construction and development of the Casino/Hotel complex intends to complete and operate and the acceptance of the Company's business
model.   The  Company will be incurring costs to develop,  introduce
and   enhance  its  interactive  website,  to  establish   marketing
relationships, to acquire and develop products that will  compliment
each  other  and  to build an administrative organization.   To  the
extent   that  such  expenses  are  not  subsequently  followed   by
commensurate revenues, the Company's business, results of operations and  financial  condition  will  be materially  adversely  affected.
There can be no assurance that the Company will be able to generate sufficient revenues from the operation of the planned Casino/Hotel.
The  Company expects negative cash flow from operations to  continue for  the  next 12 months as it continues to seek financing  for  the planned Casino/Hotel complex. If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the
Company   may  be  required  to  sell  additional  equity  or   debt
securities.   The  sale  of additional equity  or  convertible  debt
securities would result in additional dilution to the Company's stockholders.


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


LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE
As of March 31, 2001, the Company's Common Stock is quoted on the National Quotation Bureau, or the "Pink Sheets" under the ticker symbol "CWRC" and there are 75,000,000 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, financing of the planned Casio/Hotel facility, construction of the facility, obtaining necessary licenses and permits for development and construction, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, and market conditions for gaming and hospitality stocks in general could have a material effect on the volatility of the Company's stock price.

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

               None

Item 5.  Other Information

               None


ITEM 6.  Exhibits and reports on Form 8-K

          (a)  Exhibits

             None


          (b) Reports on Form 8-K filed during the nine months ended March 31, 2001.

                     Form 8-K, as filed with the Securities and Exchange Commission in November 2000 with regard to a change in auditing firms to be used by the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Country World Casinos, Inc.
                                        Registrant


May 15, 2001                            By: /s/ William Patrowicz
Date                                    William Patrowicz
                                        President and
                                        Chief Executive Officer